Form 10-Q
period 1993-12-31
CLAYTON HOMES INC
filed 1994-02-14
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

Commission file number 1-8824

                              CLAYTON HOMES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Tennessee                                               62-0794407
- ---------------------------------                      ----------------------------------
(State or other jurisdiction of                         (I.R.S. Employer Identification
 incorporation or organization)                                   Number)

          P. O. Box 15169
         623 Market Street
        Knoxville, Tennessee                                        37902
    ----------------------------                        --------------------------------
(Address of principal executive offices)                          (zip code)

                                 615-970-7200
- ------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No     .
                                                 ---     ---
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of common stock $.10 par value, outstanding on December 31, 1993 - 56,365,118

CLAYTON HOMES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)

                                                                        Three Months Ended                  Six Months Ended
                                                                           December 31                        December 31,
REVENUES                                                              1993             1992             1993             1992
  Net sales                                                         $116,822         $ 86,416         $228,726         $172,947
  Financial services                                                  21,016           13,692           40,844           34,134
  Rental and other income                                              8,113            5,902           12,340            8,776
                                                                    --------         --------         --------         --------
    Total Revenues                                                   145,951          106,010          281,910          215,857
EXPENSES
  Cost of sales                                                       80,061           58,260          157,758          118,503
  Selling, general and administrative                                 39,380           27,235           70,313           54,939
  Financial services interest                                          2,135            3,092            4,415            6,579
  Provision for credit losses and contingencies                        1,000            1,123            2,000            2,300
                                                                    --------         --------         --------         --------
    Total Expenses                                                   122,576           89,710          234,486          182,321
                                                                    --------         --------         --------         --------
OPERATING INCOME                                                      23,375           16,300           47,424           33,536
Interest income (expense)                                                (41)            (132)            (762)             (61)
                                                                    --------         --------         --------         --------
Income before income taxes and cumulative
 effect of change in method of accounting
 for income taxes                                                     23,334           16,168           46,662           33,475
Provision for income taxes                                             8,500            5,756           17,000           11,900
                                                                    --------         --------         --------         --------
INCOME BEFORE ACCOUNTING CHANGE                                       14,834           10,412           29,662           21,575
Cumulative effect as of July 1, 1993 of change
 in method of accounting for income taxes                                ---              ---            3,000              ---
                                                                    --------         --------         --------         --------
NET INCOME                                                          $ 14,834         $ 10,412         $ 32,662         $ 21,575
                                                                    ========         ========         ========         ========

Income per share before accounting change:(1)
  Primary                                                               $.26             $.18             $.52             $.38
  Fully diluted (2)                                                      .25              .18              .50              .37
Net income per share:(1)
  Primary                                                               $.26             $.18             $.57             $.38
  Fully diluted (2)                                                      .25              .18              .55              .37

Average shares outstanding: (1)
  Primary                                                             57,543           57,056           57,439           57,005
  Fully diluted (2)                                                   61,471           61,041           61,396           60,990

(1)  Adjusted for the December 8, 1993 5-for-4 stock split.
(2)  Computed assuming conversion of convertible subordinated debentures.

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              December 31,         June 30,
                                                                  1993               1993
                                                              ------------         --------
Assets:
 Cash and cash equivalents                                        $ 61,564         $ 28,668
 Receivables, net of reserve for credit losses
  and unamortized discounts                                        311,787          319,159
 Inventories                                                        69,868           64,727
 Property, plant and equipment, net                                109,145          100,938
 Other assets                                                      107,568           73,540
                                                                  --------         --------
TOTAL ASSETS                                                      $659,932         $587,032
                                                                  ========         ========

Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                        $ 29,596         $ 35,644
  Long-term obligations                                            123,255          137,038
  Deferred income taxes                                              7,100            7,334
  Other liabilities                                                116,108           58,386
  Shareholders' equity                                             383,873          348,630
                                                                  --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $659,932         $587,032
                                                                  ========         ========

                              CLAYTON HOMES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                SIX MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                                -----------------
                                                                             1993              1992
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                         $ 32,662         $ 21,575
         Adjustments to reconcile net income to net
           cash provided (used) by operating activities:
             Depreciation and amortization                                     3,433            2,991
             Decrease in deferred income taxes                                  (234)             (60)
             Gain on sale of installment contract
              receivables, net of amortization                                (8,856)          (2,939)
             Provision for credit losses and contingencies                     2,000            2,300
             Amortization of discount and accretion
              on installment contract receivables                             (2,305)          (2,526)
             Decrease in manufactured housing receivables                      2,163            1,491
             Increase in inventories                                          (5,141)          (3,512)
             Decrease in accounts payable and accrued
                 liabilities, net of short-term borrowing                     (6,048)          (5,189)
             Increase in other liabilities, net
                 of other assets                                               6,677            5,915
                                                                            --------         --------
                   Cash provided by operations                                24,351           20,046

             Origination of installment
                 contract receivables                                       (127,154)         (98,087)
             Proceeds from sales of originated
                 installment contract receivables                            172,633          104,364
             Principal collected on originated
                 installment contract receivables                              6,000            9,853
                                                                            --------         --------
                   Net cash provided by operations                            75,830           36,176

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of installment contract receivables                     (55,848)         (12,217)
         Proceeds from sales of acquired installment
           contract receivables                                                7,888           18,980
         Principal collected on acquired installment
           contract receivables                                                1,995            9,003
         Acquisition of property, plant and equipment                        (11,617)         (20,832)
         Increase in restricted cash and investments                          (6,948)             ---
                                                                            ---------        --------
                   Net cash provided (used) by investing
                     activities                                              (64,530)          (5,066)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from short term borrowing                                   32,798              ---
         Repayment of debt collateralized by
           installment contract receivables                                  (13,783)         (22,834)
         Assumption of manufactured housing obligations                          ---            5,136
         Proceeds from stock issued for incentive plan,
           employee benefit plan and convertible debt                          2,581              794
                                                                            --------         --------
                   Net cash provided (used)
                    by financing activities                                   21,596          (16,904)
                                                                            --------         --------
         Net increase in cash and cash equivalents                            32,896           14,206
         Cash and cash equivalents at beginning of year                       28,668           63,397
                                                                            --------         --------
         Cash and cash equivalents at end of period                         $ 61,564         $ 77,603
                                                                            ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
           Interest                                                         $  6,022         $  8,347
           Income taxes                                                       17,383           14,453

                              Clayton Homes, Inc.
                    Notes to Quarterly Financial Statements
                                  (unaudited)



         1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1993.

                 The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1993 and the results of its operations for the six-month and quarter periods ended December 31, 1993 and 1992 and the changes in its cash position for the same periods.

         2. The results of operations for the six months and quarters ended December 31, 1993 and 1992 are not necessarily indicative of the results to be expected for the respective full years.

         3. Certain reclassifications have been made to the fiscal 1993 financial statements to conform to the fiscal 1994 presentation.

         4. Effective for the fiscal year beginning July 1, 1993, the Company adopted Financial Accounting Standards Statement No. 109 that revised the accounting for income taxes. The effect of the adoption of this standard was to increase net income by $3 million and is reported in the Consolidated Statements of Income as a cumulative change in method of accounting for income taxes effective as of July 1, 1993.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 and 4.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

SIX MONTHS ENDED DECEMBER 31, 1993 AND 1992:

         The following table shows the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given for the six month periods ended December 31, 1993 and 1992:

                                                                               First Six Months
                                                                          Fiscal year 1994 vs 1993
         Retail:
                 Dollar sales                                                       +28.6%
                 Average number of sales centers                                    +12.5%
                 Average dollar sales per sales center                              +14.3%
                 Average home price                                                 + 9.2%

         Wholesale:
                 Dollar sales                                                       +42.1%
                 Average number of independent dealers                              +18.8%
                 Average dollar sales to
                   independent dealer                                               +19.6%
                 Average home price                                                 +10.9%

         Communities:
                 Dollar Sales                                                       +17.4%
                 Average number of communities                                      +36.0%
                 Average dollar sale per community                                  -13.7%
                 Average home price                                                  -5.5%

     Total revenues for the six months ended December 31, 1993, increased 31% because of the 32% increase in manufactured housing sales to $229 million and the 20% increase in financial services income to $41 million. The balance of revenue growth resulted from the 41% increase in rental and other income to $12 million.

         Net sales of the Retail Division rose 29% to $146 million due to the 5% increase in the average number of homes sold per Company sales center, the 9% rise in the average home price, and the 13% increase in the average number of company-owned sales centers. The rise in the average home price is primarily attributable to a continued shift in the product mix toward the more expensive multi-section home and to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

         Net sales of the Manufacturing Division increased 42% to $74 million due to the 28% rise in the number of homes sold and the 11% increase in the average wholesale price to independent dealers. The increase in the average home price is primarily attributable to a shift in the product mix toward the more expensive multi-section home. Additionally, home prices were effected by rising lumber costs which were passed through to dealers each month.

         Net sales of the Communities Division rose 17% to $8 million primarily due to the 36% increase in the average number of communities owned. This was partially offset by the 9% decrease in the average number of homes sold per community and by the 6% drop in the average home price. The price decrease is related to a shift in the product mix toward less-expensive, previously owned homes.

         Financial services income increased 20% primarily due to the $5.9 million increase related to gains on the sales of installment contract receivables as compared to the prior year.

         Rental and other income increased 41% primarily due to the 38% increase in the average number of sites owned in communities and the 49% increase in the number of sites rented.

         The following table shows the fluctuations in interest and loan servicing revenues and financial services interest expense related to changes in interest and servicing rates and changes in the average balances of receivables owned, receivables sold and debt. Receivables owned or sold are the installment contract receivables related to the retail sale of homes by the Company or are purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and are used to collateralize debt or, in certain cases, represent the Company's subordinated interest in a pool of receivables accounted for by the consolidated method. Receivables sold are pooled and sold and generate loan service revenues equal to the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the first six months ended December 31, 1993 and 1992:

                                                                           First Six Months
                                                                        Fiscal year 1993 vs 1992
                                                                       Increase (Decrease) Due to
                                                                   --------------------------------
                                                                 Rate           Volume            Total
                                                                 ----           ------            -----
                                                                             (in thousands)
Interest and loan servicing
 revenues:
   Receivables owned                                          $(2,979)          $   11          $(2,968)
   Receivables sold                                            (1,220)           2,615            1,395
   Master Servicing Contracts                                     244              671              915
                                                              -------           ------          -------
                                                              $(3,955)          $3,297          $  (658)
                                                              =======           ======          =======
Financial services
 interest expense                                             $   519          $(2,738)         $(2,219)
                                                              =======          =======          =======

         Interest and loan servicing revenues decreased 2% to $27.9 million. The average balance of receivables owned remained at $251 million with a decrease in the weighted average interest rate to 11.9% from 14.2%. The average balance of receivables sold with servicing retained increased 28% to $596 million with a decrease in the weighted average loan service spread to 3.8% from 4.3%. In October 1993, a financial institution contracted with the Company to act as master servicer for $283 million of manufactured housing service receivables.

         Financial Services interest expense decreased $2.2 million, or 33%, to $4.4 million. Average debt collateralized by installment contract receivables dropped 39% to $81 million with an increase in the weighted average interest rate to 10.8% from 9.9%. The higher rate occurred because the terms of the debt precludes the Company from prepaying it.

         Gross profit margins decreased to 31.0% from 31.5% in the prior year's
first half.   The decrease is primarily attributable to a decline in the proportion of retail sales as a percent of total Company sales. Retail sales represented 64% of consolidated sales this year versus 66% last year. Rising lumber prices and additional provisions for LIFO reserves also contributed to the decrease.

         Selling, general and administrative expenses were 30.7% of sales
versus 31.8% in the prior comparable period.   The decrease is primarily due to
higher growth in sales dollars as compared to selling, general and administrative expenses.

         Provisions for credit losses and contingencies declined as a percent of sales to .9% from 1.3% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to decline.

    The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.

                                                           Delinquency Percentage
                                                              on December 31
                                                            1993             1992
                                                            ----             ----
Total delinquencies as percentage
of contracts outstanding:
         All contracts                                     2.08%            2.32%
         Contracts originated by VMF                       1.68%            1.99%
         Contracts acquired from other
           institutions                                    4.01%            3.67%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the company is either contingently liable or owner:

                                                                  Loan Loss/Repossession Experience
                                                                     for the six months ended or
                                                                         as of December 31

                                                                     1993                      1992
                                                                     ----                      ----
Net losses as percentage of average
  loans outstanding (annualized):
                 All contracts                                        .4%                       .8%
                 Contracts originated by VMF                          .1%                       .2%
                 Contracts acquired from
                   other institutions                                1.9%                      3.7%

Number of contracts in repossession:
                 Total                                               551                       616
                 Contracts originated by VMF                         389                       375
                 Contracts acquired from other
                   institutions                                      162                       241

Total number of contracts in repossession
         as percentage of total contracts                            .94%                     1.26%



The $5.1 million increase in inventories as December 31, 1993 from June 30, 1993 is explained as follows:

         Manufacturing Division                                               (in millions)
         ----------------------
                 Decrease in raw materials                                          $(4.6)
                 Increase in finished goods                                           4.2

         Retail Division
         ---------------
                 Increase in average stocking
                   levels at 143 sales centers
                   owned by Company at June 30, 1993                                  3.0
                 Increase in inventory due to seven
                   new company-owned sales centers                                    2.6

         Communities Division
         --------------------
                 Decrease in inventory                                                (.1)
                                                                                    -----
                                                                                    $ 5.1
                                                                                    =====

         On December 31, 1993, order backlogs at the Manufacturing Division consisting of company-owned and independent dealer orders totaled $31.5 million, compared to $12.1 million at last December 31.

Liquidity and Capital Resources

         Cash at December 31, 1993, was $61.6 million as compared to $28.7 million on June 30, 1993. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, and the issuance of asset-backed securities and GNMA certificates.

         On January 27, 1994, the Company notified the holders of the 7.75% convertible subordinated debt due 2003 of its intent to redeem the remaining debt on March 1, 1994. It is anticipated that substantially all of the debt will be converted at 99.65 shares per $1,000 face. This will beneficially affect our debt to equity ratio and cash flow.

SECOND QUARTER ENDED DECEMBER 31, 1993 AND 1992:

         The following table reflects the percentage changes in retail sales by the Company's retail sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned retail sales centers and in independent dealers. Comparative percentages are given for the second quarters ended December 31, 1993 and 1992:

                                                                         Second Quarter
                                                                    Fiscal year 1994 vs 1993

         Retail:
                 Dollar sales                                                   +29.4%
                 Average number of sales centers                                +11.7%
                 Average dollar sales per sales center                          +15.8%
                 Average home price                                              +9.4%

         Wholesale:
                 Dollar sales                                                   +57.6%
                 Average number of independent dealers                          +15.4%
                 Average dollar sales to independent dealer                     +36.6%
                 Average home price                                             +19.4%

         Communities:
                 Dollar Sales                                                   -19.7%
                 Average number of communities                                  +29.6%
                 Average dollar sale per community                              -38.0%
                 Average home price                                              -6.6%

         Total revenues for the three months ended December 31, 1993, increased 38% because of the 35% increase in manufactured housing sales to $117 million and the 54% increase in financial services income to $21 million. The balance of revenue growth resulted from the 38% increase in rental and other income to $8 million.

         Net sales of the Retail Division rose 29% to $73 million primarily due to the 6% increase in the average number of homes sold per Company sales center, the 9% rise in the average home price and the 12% increase in the average number of company-owned sales centers. The rise in the average home price is primarily attributable to a continuing shift in the product mix toward the more expensive multi-section home and to market factors affecting supply and demand allowing the Company, in certain cases, to raise retail prices on these individually negotiated transactions.

         Net sales of the Manufacturing Division increased 58% to $40 million due to the 32% rise in the number of homes sold and the 19% increase in the average wholesale price to independent dealers. The average price rose primarily due to the change in product mix to multi-section homes and to increases in lumber cost.

         Net sales of the Communities Division decreased 20% to $3.5 million primarily due to the 34% decrease in the average number of homes sold per community and the 7% drop in the average home price. The decline in the average home price in Communities relates to a slight shift in the product mix toward less-expensive, previously owned and single-section homes.

         The 54% rise in financial services income to $21 million was fueled principally by the $5.9 million increase related to gains on the sales of installment contract receivables, as compared to the prior year. Rental and other income increased 38% primarily due to the 22% increase in the average number of sites owned in communities and the 25% increase in the number of sites rented.

         The following table shows the fluctuations in interest and loan servicing revenues and financial services interest expense related to changes in interest and servicing rates and changes in the average balances of receivables owned, receivables sold and debt. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each.
Comparative fluctuations are given between the quarters ended December 31, 1993 and 1992:

                                                                    Second Quarter
                                                               Fiscal year 1994 vs 1993
                                                             Increase (Decrease) Due to
                                                             --------------------------------
                                                       Rate           Volume            Total
                                                       ----           ------            -----
                                                                  (in thousands)
Interest and loan servicing
 revenues:
         Receivables owned                          $(1,892)         $(1,552)         $(3,444)
         Receivables sold                              (958)           1,881              923
         Master Servicing Contracts                     183              994            1,177
                                                    -------          -------          -------
                                                    $(2,667)         $ 1,323          $(1,344)
                                                    =======          =======          =======
Financial services
 interest expense                                   $   328          $(1,312)         $  (984)
                                                    =======          =======          =======


     Interest and loan servicing revenues decreased $1.3 million or 9% to $12.8 million. The average balance of receivables owned decreased 20% to $201 million with a decrease in the weighted average interest rate to 10.6% from 14.0%. The average balance of receivables sold with servicing retained increased 39% to $664 million with a decrease in the weighted average loan service spread to 3.8% from 4.5%. In October 1993, a financial institution contracted with the Company to act as master servicer for $283 million of manufactured housing service receivables.

         Financial Services interest expense decreased $1 million, or 32%, to $2.1 million. Average debt collateralized by installment contract receivables dropped 39% to $78 million with an increase in the weighted average interest rate to 10.8% from 9.7% as debt with lower rates was reduced.

         Gross profit margins decreased to 31.5% from 32.6% in last year's second quarter. The decrease is primarily attributable to a decline in the proportion of retail sales as a percent of total Company sales. Retail sales represented 63% of consolidated sales this year versus 66% last year. Rising lumber prices and additional provisions for LIFO reserves also contributed to the decrease.

         Selling, general and administrative expenses were 33.7% of sales
versus 31.5% in the prior comparable period.   The increase is primarily due to
higher compensation costs, insurance claims, and expenses relating to the recently formed casualty insurance companies.

    Provisions for credit losses and contingencies declined as a percent of sales to .9% from 1.3% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to decline.

         The following table presents write-off experience for the quarter ended December 31, 1993:

                                                                               Second Quarter Ended
                                                                                   December 31,
                                                                               --------------------
                                                                              1993             1992
                                                                              ----             ----
Net losses as percentage of average
  loans outstanding (annualized):
                 All contracts                                                 .4%              .6%
                 Contracts originated by VMF                                   .2%              .1%
                 Contracts acquired from
                   other institutions                                         1.8%             3.4%

                         PART II - - OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - - Exhibits and Reports for Form 8-K.

    (a)  11.  Statement regarding computation of per share earnings:

    Net income per share on a primary basis is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. Fully diluted earnings per share is computed assuming conversion of convertible subordinated debentures. The calculation of primary and fully diluted earnings per share follow:

                                                                Six Months                         Quarter
                                                                           Period Ended December 31,
(in thousands except per share data)                        1993             1992             1993             1992
- -------------------------------------------------------------------------------------------------------------------
Reported income before accounting
 change (primary)                                        $29,662          $21,575          $14,834          $10,412
Add: Convertible debentures interest
 expense, net of tax                                         955              964              477              484
                                                         -------          -------          -------          -------
Income before accounting change
 (fully diluted)                                         $30,617          $22,539          $15,311          $10,896
                                                         =======          =======          =======          =======

Reported net income (primary)                            $32,662          $21,575          $14,834          $10,412
Add: Convertible debentures
  interest expense, net of tax                               955              964              477              484
                                                         -------          -------          -------          -------
Net income (fully diluted)                               $33,617          $22,539          $15,311          $10,896
                                                         =======          =======          =======          =======
Weighted average shares
  outstanding (primary)                                   57,439           57,005           57,543           57,056
Shares issuable upon
  conversion of all debentures                             3,957            3,985            3,928            3,985
                                                         -------          -------          -------          -------
Weighted average shares
  outstanding (fully diluted)                             61,396           60,990           61,471           61,041
                                                         =======          =======          =======          =======
Earnings per share before
 accounting change:
         Primary                                         $   .52          $   .38          $   .26          $   .18
         Fully diluted                                       .50              .37              .25              .18
Earnings per share:
         Primary                                         $   .57          $   .38          $   .26          $   .18
         Fully diluted                                       .55              .37              .25              .18

                              CLAYTON HOMES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CLAYTON HOMES, INC.
                                                   -------------------
                                                   (Registrant)


Date:  10/February/1994                            /s/Richard B. Ray
     -----------------------                       ------------------------
                                                   Richard B. Ray, Jr.
                                                   Executive Vice President
                                                   Chief Financial Officer