Form 10-Q
period 1994-03-31
CLAYTON HOMES INC
filed 1994-05-13
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

Commission file number 1-8824

                             CLAYTON HOMES, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                        62-0794407
- - ----------------------------------------         -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                           37902
- - ----------------------------------------         -------------------------------
(Address of principal executive offices)                     (zip code)

                                 615-970-7200
- - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No      .
                                                 -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of common stock $.10 par value, outstanding on March 31, 1994 - 60,354,144

CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)

                                                                Three Months Ended                Nine Months Ended
                                                                     March 31                          March 31
REVENUES                                                      1994             1993             1994             1993
                                                            --------         --------         --------         --------
  Net sales                                                 $117,735         $ 88,530         $346,461         $261,477
  Financial services                                          28,905           21,447           69,749           55,581
  Rental and other income                                      3,596            2,241           15,935           11,017
                                                            --------         --------         --------         --------
    Total Revenues                                           150,236          112,218          432,145          328,075
EXPENSES
  Cost of sales                                               82,480           59,677          240,238          178,180
  Selling, general and administrative                         37,956           27,574          108,269           82,513
  Financial services interest                                  1,942            2,792            6,357            9,371
  Provision for credit losses
    and contingencies                                            800              800            2,800            3,100
                                                            --------         --------         --------         --------
    Total Expenses                                           123,178           90,843          357,664          273,164
                                                            --------         --------         --------         --------

OPERATING INCOME                                              27,058           21,375           74,481           54,911
Interest income (expense)                                         63              (75)            (699)            (136)
                                                            --------         --------         --------         --------
Income before income taxes and
 cumulative effect of change in method
 of accounting for income taxes                               27,121           21,300           73,782           54,775
Provision for income taxes                                     9,600            7,500           26,600           19,400
                                                            --------         --------         --------         --------

INCOME BEFORE ACCOUNTING CHANGE                               17,521           13,800           47,182           35,375
Cumulative effect as of July 1, 1993,
 of change in method of accounting
 for income taxes                                                ---              ---            3,000              ---
                                                            --------         --------         --------         --------
NET INCOME                                                  $ 17,521         $ 13,800         $ 50,182         $ 35,375
                                                            ========         ========         ========         ========
Income per share before accounting change:(1)
  Primary                                                   $    .29         $    .24         $    .81         $    .62
  Fully diluted                                                  .29              .23              .79              .60
Net income per share:(1)
  Primary                                                   $    .29         $    .24         $    .86         $    .62
  Fully diluted                                                  .29              .23              .84              .60
Average shares outstanding: (1)
  Primary                                                     59,497           57,184           58,125           57,064
  Fully diluted                                               61,461           61,170           61,418           61,050

(1)  Adjusted for the December 8, 1993 5-for-4 stock split.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited - in thousands except per share data)

                                                                                       March 31                 June 30
                                                                                         1994                    1993
                                                                                       --------                --------
Assets:
 Cash and cash equivalents                                                             $ 88,705                $ 28,668
 Receivables, net of reserve for losses and
  unamortized discounts                                                                 249,957                 319,159
 Inventories                                                                             73,495                  64,727
 Property, plant and equipment, net                                                     114,639                 100,938
 Other assets                                                                           107,277                  73,540
                                                                                       --------                --------
TOTAL ASSETS                                                                           $634,073                $587,032
                                                                                       ========                ========

Liabilities and Shareholders' Equity:
 Accounts payable and accrued liabilities                                              $ 33,879                $ 35,644
 Long-term obligations                                                                   76,771                 137,038
 Deferred income taxes                                                                    7,100                   7,334
 Other liabilities                                                                       74,195                  58,386
 Shareholders' Equity                                                                   442,128                 348,630
                                                                                       --------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $634,073                $587,032
                                                                                       ========                ========

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                              NINE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         1994                    1993
                                                                                      ---------               ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                       $  50,182               $  35,375
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
            Depreciation and amortization                                                 4,961                   3,723
            Gain on sale of installment contract
             receivables, net of amortization                                           (15,261)                 (6,861)
            Provision for credit losses and contingencies                                 2,800                   3,100
            Amortization of discount and accretion on
             installment contract receivables                                            (3,359)                 (3,442)
            Increase in manufactured housing receivables                                   (474)                   (395)
            Increase in inventories                                                      (8,768)                (10,246)
            (Decrease) increase in accounts payable and
             accrued liabilities                                                         (1,765)                  4,951
            Increase in other liabilities,
             net of other assets                                                         14,238                  11,180
                                                                                      ---------               ---------
                  Cash provided by operations                                            42,554                  37,385

            Origination of installment
             contract receivables                                                      (202,235)               (161,693)
            Proceeds from sales of originated
             installment contract receivables                                           260,929                 186,968
            Principal collected on originated
             installment contract receivables                                            24,101                  18,357
                                                                                      ---------               ---------
                  Net cash provided by operations                                       125,349                  81,017

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of installment contract receivables                                    (80,915)                (12,410)
     Proceeds from sales of acquired installment
      contract receivables                                                               59,379                  19,670
     Principal collected on acquired installment
      contract receivables                                                                8,976                  13,484
     Acquisition of property, plant & equipment                                         (18,639)                (28,385)
     Increase in restricted cash and investments                                        (13,819)                    ---
                                                                                      ---------               ---------
                  Net cash used by
                   investing activities                                                 (45,018)                 (7,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Short term borrowing                                                                75,032                     ---
     Repayment of short term borrowing                                                  (77,234)                    ---
     Repayment of debt collateralized by
      installment contract receivables                                                  (20,267)                (49,862)
     Assumption of manufactured housing obligations                                         ---                   4,593
     Proceeds from stock issued for incentive and
      employee benefit plans and convertible debt                                         2,175                     864
                                                                                      ---------               ---------
                  Net cash used by
                   financing activities                                                 (20,294)                (44,405)
                                                                                      ---------               ---------
     Net increase in cash and cash equivalents                                           60,037                  28,971
     Cash and cash equivalents at beginning of year                                      28,668                  63,397
                                                                                      ---------               ---------
     Cash and cash equivalents at end of period                                       $  88,705               $  92,368
                                                                                      =========               =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                       $   8,241               $  12,405
       Income taxes                                                                      19,568                  20,007

                              Clayton Homes, Inc.
                    Notes to Quarterly Financial Statements
                                  (unaudited)



                 1. The condensed, consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals have been omitted. The condensed, consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1993.

                          The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 1994 and the results of its operations for the nine-month and quarter periods ended March 31, 1994 and 1993 and the changes in its cash position for the nine month periods ended March 31, 1993 and 1994.

                 2. The results of operations for the nine months and quarters ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the respective full years.

                 3. Certain reclassifications have been made to the 1993 financial statements to conform to the 1994 presentation.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             See Pages 2 through 4.

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

NINE MONTHS ENDED MARCH 31, 1994 AND 1993:

         The following table reflects the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given between the first nine months ended March 31, 1994 and 1993:

                                                           First Nine Months
                                                        Fiscal year 1994 vs 1993

         Retail:
           Dollar sales                                                +27.7%
           Average number of sales centers                             +11.4%
           Average dollar sales per sales center                       +14.6%
           Average home price                                           +9.2%

         Wholesale:
           Dollar sales                                                +45.0%
           Average number of independent dealers                       +18.2%
           Average dollar sales per
            independent dealer                                         +22.7%
           Average home price                                           +9.6%

         Communities:
           Dollar Sales                                                +22.3%
           Average number of communities                               +33.3%
           Average dollar sales per community                           -8.3%
           Average home price                                           +2.1%

         Total revenues for the nine months ended March 31, 1994, increased 32% because of the 33% increase in manufactured housing sales to $346 million and the 26% increase in financial services income to $70 million. The balance of revenue growth resulted from the 45% increase in rental and other income to $16 million.

         Net sales of the Retail Division rose 28% to $223 million due to the 5% increase in the average number of homes sold per Company sales center, the 9% rise in the average home price and the 11% increase in the average number of company-owned sales centers. The rise in the average home price is primarily attributable to a slight shift in the product mix toward the more expensive multi-section home (29% of units sold versus 28% last year) and to market factors affecting supply and demand which allow the Company, in certain cases, to raise retail prices on these individually negotiated transactions. The rise in average home price also reflects increases in lumber prices over the prior year.

         Net sales of the Manufacturing Division increased 45% to $111 million due to the 32% rise in the number of homes sold and the 10% increase in the average wholesale price to independent dealers. The increase in the average home price is primarily attributable to the rise in lumber prices over the prior year and to a shift in the product mix toward the more expensive multi-section home (35% of units sold versus 30% last year).

         Net sales of the Communities Division rose 22% to $13 million primarily due to the 33% rise in the average number of communities owned and a 2% increase in the average home price. This was partially offset by a 10% decrease in the average number of homes sold per community.

         Financial services income increased 26% primarily due to the $8.4 million increase related to gains on the sales of installment contract receivables as compared to the previous year.

         Rental and other income increased 45% primarily due to the 26% increase in the average number of sites owned in communities and the 52% increase in the number of sites rented.

         The following table reflects the fluctuations in interest and loan servicing revenues and financial services interest expense related to changes in interest and servicing rates and changes in the average balances of receivables owned, receivables sold and debt. Note that receivables owned or sold are the installment contract receivables related to the retail sale of homes by the Company or are purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and are used to collateralize debt or, in certain cases, represent the Company's subordinated interest in a pool of receivables. Receivables sold generate loan servicing revenues equal to the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the nine months ended March 31, 1994 and 1993:

                                                    First Nine Months
                                                Fiscal Year 1994 vs 1993
                                               Increase (Decrease) Due to
                                           ----------------------------------
                                             Rate       Volume         Total
                                           -------      -------       -------
                                                     (in thousands)
Interest and loan servicing
 revenues:
     Receivables owned                     $(4,034)     $   139       $(3,895)
     Receivables sold                         (333)       4,438         4,105
     Master Servicing Contracts               (863)       1,668           805
                                           -------      -------       -------
                                           $(5,230)     $ 6,245       $ 1,015
                                           =======      =======       =======

         Interest and loan servicing revenues increased 2% to $42.5 million. The average balance of receivables owned increased 1% to $244 million with a decrease in the weighted average interest rate to 11.8% from 14%. The average balance of receivables sold increased 31% to $636 million with a decrease in the weighted average loan service spread to 3.9% from 4.0%. In October 1993, a financial institution contracted with the Company to act as master servicer for $283 million of manufactured housing contract receivables.

         Financial Services interest expense decreased $3.1 million, or 33%, to $6.3 million. Average debt collateralized by installment contract receivables dropped 37% to $78 million with an increase in the weighted average interest rate to 10.8% from 10.1%.

         Gross profit margins decreased to 30.7% from 31.9% in last year's first nine months. The decrease is primarily attributable to an increase in wholesale sales as a percent of total sales and to the additional LIFO provision needed to support higher inventory levels required by increased demand.

         Selling, general and administrative expenses were 31.2% of sales versus 31.6% in the prior comparable period. The decrease is primarily due to a higher rate of accrual for contingent expenses in the first nine months of fiscal 1993, offset by increased expenses in 1994 related to activities of a casualty insurance subsidiary which initiated operations in January 1993.

         Provisions for credit losses and contingencies declined as a percent of sales to .8% from 1.2% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to be lower than original projections.

         The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.

                                                      Delinquency Percentage
                                                           on March 31
                                                       1994            1993
                                                       ----            ----
Total delinquencies as percentage
of contracts outstanding:
     All contracts                                     1.70%           1.48%
     Contracts originated by VMF                       1.20%           1.34%
     Contracts acquired from other
       institutions                                    3.98%           1.96%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                            Loan Loss/Repossession Experience
                                             for the nine months ended or
                                                     as of March 31
                                              1994                  1993
                                              ----                  ----
Net losses as percentage of average
loans outstanding (annualized):
     All contracts                              .4%                   .7%
     Contracts originated by VMF                .1%                   .1%
     Contracts acquired from
       other institutions                      1.9%                  3.9%

Number of contracts in repossession:
     Total                                      622                   538
     Contracts originated by VMF                386                   355
     Contracts acquired from other
       institutions                             236                   183

Total number of contracts in repossession
as percentage of total contracts              1.04%                 1.07%

The $8.8 million increase in inventories as of March 31, 1994 from June 30, 1993 is explained as follows:

         Manufacturing Division                                   (in millions)
         ----------------------
             Decrease in raw materials at 12 plants
               owned by Company on June 30, 1993                     $(3.3)
             Increase in raw materials due to an
               additional plant                                         .5
             Increase in finished goods at 12 plants
               owned by Company on June 30, 1993                       8.4
             Increase in finished goods due to an
               additional plant                                         .3

        Retail Division
        ---------------
             Decrease in average stock
               level at 143 sales centers
               owned by Company on June 30, 1993                      (1.0)
             Ten additional company-owned
               sales centers                                           3.5

        Communities Division
        --------------------
             Decrease in average stock level
               at 33 communities owned by Company
               on June 30, 1993                                       ( .9)
             Six additional communities                                1.3
                                                                     -----
                                                                     $ 8.8
                                                                     =====


         On March 31, 1994, order backlogs at the Manufacturing Division consisting of company-owned and independent dealer orders totaled $31.5 million, compared to $25.8 million last year. Approximately five weeks would be required to fill the backlog as of March 31, 1994.

Liquidity and Capital Resources

         Cash at March 31, 1994, was $88.7 million as compared to $28.7 million on June 30, 1993. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, issuing asset-backed securities and sale of GNMA certificates.

THIRD QUARTER ENDED MARCH 31, 1994 AND 1993:

         The following table reflects the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given between the third quarter ended March 31, 1994 and 1993:

                                                            Third Quarter
                                                       Fiscal year 1994 vs 1993

         Retail:
              Dollar sales                                            +25.8%
              Average number of sales centers                         +11.5%
              Average dollar sales per
                sales center                                          +12.9%
              Average home price                                       +9.1%

         Wholesale:
              Dollar sales                                            +51.5%
              Average number of independent dealers                   +17.7%
              Average dollar sales to
                independent dealer                                    +28.7%
              Average home price                                       +6.8%

         Communities:
              Dollar Sales                                            +31.0%
              Average number of communities                           +19.4%
              Average dollar sale per community                        +9.7%
              Average home price                                      +16.5%

         Total revenues for the three months ended March 31, 1994, increased 34% because of the 33% increase in manufactured housing sales to $118 million and the 37% increase in financial services and other income to $32 million.

         Net sales of the Retail Division rose 26% to $77 million primarily due to the 3% increase in the average number of homes sold per Company sales center, the 9% rise in the average home price and the 12% increase in the average number of company-owned sales centers. The rise in the average home price is primarily attributable to a slight shift in the product mix toward the more expensive multi-section home and to market factors affecting supply and demand allowing the Company, in certain cases, to raise retail prices on these individually negotiated transactions. The price increase also reflects increases in lumber prices over the prior year.

         Net sales of the Manufacturing Division increased 52% to $36 million due to the 42% rise in the number of homes sold and a 7% increase in the average wholesale price to independent dealers. The increase in the average home price is primarily attributable to a rise in lumber prices over the prior year and to a slight shift in the product mix toward the more expensive multi-section home (35% of units sold versus 30% last year).

         Net Sales of the Communities Division rose 31% to $5 million primarily due to a 19% increase in the average number of communities owned, a 10% increase in average sales per community, and a 16.5% increase in average home price. These increases were partially offset by a 6% decrease in average homes sold per community.

         The 35% rise in financial services income to $29 million was principally fueled by the $2.5 million increase related to gains on the sales of installment contract receivables as compared to the prior year.

         Rental and other income increased 61% primarily due to the 16% increase in the average number of community sites owned and the 24% increase in the number of sites rented.

         The following table reflects the fluctuations in interest and loan servicing revenues and financial services interest expense related to changes in interest and servicing rates and changes in the average balances of receivables owned, receivables sold and debt. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each.
Comparative fluctuations are given between the quarters ended March 31, 1994 and 1993:

                                                     Third Quarter
                                                Fiscal Year 1994 vs 1993
                                              Increase (Decrease) Due to
                                            -------------------------------
                                              Rate       Volume      Total
                                            -------      -------    -------
                                                     (in thousands)

Interest and loan servicing
 revenues:
     Receivables owned                      $(1,049)     $   122    $  (927)
     Receivables sold                           291        1,888      2,179
     Master Servicing Contract                 (489)         910        421
                                            -------      -------    -------
                                            $(1,247)     $ 2,920    $ 1,673
                                            =======      =======    =======

         Interest and loan servicing revenues increased $1.7 million or 13% to $15.0 million. The average balance of receivables owned increased 1.6% to $229 million with a decrease in the weighted average interest rate to 11.6% from 13.4%. The average balance of receivables sold increased 36% to $716 million with an increase in the weighted average loan service spread to 4% from 3.8%. In October 1993, a financial institution contracted with the Company to act as master servicer for $283 million of manufactured housing contract receivables.

         Financial services interest expense decreased $1 million, or 31%, to $1.9 million. Average debt collateralized by installment contract receivables dropped 32% to $71 million with an increase in the weighted average interest rate to 10.8% from 10.7%.

         Gross profit margins decreased to 29.9% from 32.6% generated in last year's third quarter. The decrease is primarily attributable to an increase in wholesale sales (lower margins) as a percent of total sales and to the additional LIFO provision needed to support higher inventory levels required by increased demand.

         Selling, general and administrative expenses were 32.2% of sales versus 31.1% in the prior comparable period. Most of this increase came from expenses related to increased insurance activity associated with a casualty insurance subsidiary which began reinsuring policies in January, 1993. The casualty insurance subsidiary's increased expenses were equal to 1.3% of sales.

         Provisions for credit losses and contingencies declined as a percent of sales to .7% from .9% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to be lower than original projections.

         The following table presents write-off experience for the quarters ended March 31, 1994 and 1993 for all installment contract receivables on which the Company is either owner or contingently liable:

                                                         Third Quarter Ended
                                                              March 31,
                                                        ---------------------
                                                        1994             1993
                                                        ----             ----

Net losses as percentage of average
  loans outstanding (annualized):
          All contracts                                  .29%             .60%
          Contracts originated by VMF                    .02%             .01%
          Contracts acquired from
            other institutions                          1.93%            4.29%


                         PART II - - OTHER INFORMATION

ITEM 1 THROUGH ITEM 5.

There were no reportable events for Item 1 through Item 5.

ITEM 6 - Exhibits and Reports for Form 8-K.

     (a)   11.   Statement regarding computation of per share earnings:

                 Net income per share on a primary basis is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. Fully diluted earnings per share is computed assuming conversion of convertible subordinated debentures. On March 1, 1994 the debentures were converted into four million shares of common stock. The accrued interest was credited to additional paid in capital. The calculation of primary and fully diluted earnings per share follow:

                                                              Period Ended March 31,
                                                     Three Months              Nine Months
(in thousands except per share data)              1994        1993          1994        1993
- - ---------------------------------------------------------------------------------------------
Reported income before accounting
 change (primary)                               $17,521     $13,800       $47,182     $35,375
Add: Convertible debentures
 interest expense, net of tax                       256         484         1,211       1,448
                                                -------     -------       -------     -------
Income before accounting change
 (fully diluted)                                $17,777     $14,284       $48,393     $36,823
                                                =======     =======       =======     =======
Reported net income (primary)                   $17,521     $13,800       $50,182     $35,375
Add: Convertible debentures
 interest expense, net of tax                       256         484         1,211       1,448
                                                -------     -------       -------     -------
Net income (fully diluted)                      $17,777     $14,284       $51,393     $36,823
                                                =======     =======       =======     =======
Weighted average shares
 outstanding (primary)                           59,497      57,184        58,125      57,064
Shares issuable upon
 conversion of all debentures                     1,964       3,986         3,293       3,986
                                                -------     -------       -------     -------
Weighted average shares
 outstanding (fully diluted)                     61,461      61,170        61,418      61,050
                                                =======     =======       =======     =======
Earnings per share before
 accounting change:
     Primary                                    $   .29     $   .24       $   .81     $   .62
     Fully diluted                                  .29         .23           .79         .60
Earnings per share:
     Primary                                    $   .29     $   .24       $   .86     $   .62
     Fully diluted                                  .29         .23           .84         .60

                              CLAYTON HOMES, INC.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CLAYTON HOMES, INC
                                              ------------------
                                                 (Registrant)


Date:    13/May/1994                          s/Richard B. Ray
     -----------------------------            ----------------------------------
                                              Richard B. Ray, Jr.
                                              Executive Vice President
                                              Chief Financial Officer