Form 10-K
period 1994-06-30
CLAYTON HOMES INC
filed 1994-09-27
CIK 719547

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1994
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________to__________

Commission file number 1-8824

                              CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Tennessee                                            62-0794407
- - --------------------------------------------     ---------------------------------------
State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
or organization

623 Market Street
Knoxville, Tennessee                                 37902
- - ----------------------------------------         ---------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: 615-970-7200
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of each class                                      which registered
- - ----------------------------------------------------------------------------------------
COMMON STOCK, $.10 PAR VALUE PER SHARE               NEW YORK STOCK EXCHANGE


      Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes  X   No
                                                            -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 3, 1994, was approximately $908,085,753 (44,296,866 shares at closing price on the NYSE of $20.50). For this purpose all shares beneficially held by executive officers and the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, $.10 par value, outstanding on August 3, 1994, were 60,237,335.

Exhibit index appears on pages 14-15.

                             DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K            Documents from which portions are incorporated by
                             reference

Part II (except for Item 5)  Annual Report to Shareholders for fiscal year ended June 30, 1994

Part III                     Proxy Statement relating to Company's
                             Annual Meeting of Shareholders on November 9, 1994

                              CLAYTON HOMES, INC.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

Clayton Homes, Inc. (Company) produces, sells, finances and insures primarily low to medium priced manufactured homes. The Company's 13 manufacturing plants produce homes which are marketed in 26 states through 583 retail dealers, 165 of which are company-owned sales centers. The Company provides installment financing to purchasers of manufactured homes sold by its retail centers and by selected independent dealers. Such financing is provided through its wholly-owned finance subsidiary. The Company acts as agent and earns commissions on physical damage and credit life insurance written for retail purchasers of manufactured homes sold by the Company and reinsures risks on physical damage and credit life insurance policies issued by a non-related insurance company (ceding company) in connection with the Company's retail sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Tennessee corporation whose predecessor was incorporated in 1968 in Tennessee. It's principal executive offices are located in Knoxville, Tennessee.

The following table shows the percentage of revenue derived from sales by company-owned retail centers, sales to independent dealers and financial services operations and other income for each of the last three fiscal years.

                                                     YEAR ENDED JUNE 30,
                                                   1994    1993     1992
  Sales by company-owned retail centers
   and communities..........................        54%     56%      56%
  Sales to independent dealers..............        27      25       24
  Financial services and other..............        19      19       20
                                                   ----    ----     ----
  Total.....................................       100%    100%     100%
                                                   ====    ====     ====

For information relating to the Company's three major business segments, see
Note 10 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

Company sales reflect the seasonality of the manufactured housing industry. In recent years, approximately 32% of the Company's sales have occurred in its fourth quarter ended June 30.

MANUFACTURED HOMES

A manufactured home made by the Company is a factory-built, completely finished dwelling. Constructed to be transported by trucks, the home is mounted on wheels attached to its chassis. Manufactured homes are designed as permanent, primary residences when sited and attached to utilities.

The Company manufactures more than 150 models of single and multi-section homes in a wide price range. Retail prices range from $13,000 to $75,000 with sizes from 675 square feet to 2,100 square feet.

The Company markets homes under a variety of model names. Homes include as standard equipment central heating, range, refrigerator, complete bathroom, water heater, carpeting and draperies. Options offered include central air conditioning, woodburning fireplace, bay windows, hardwood floors, vinyl siding and furniture.

MANUFACTURING OPERATIONS

The Company owns or leases 13 manufacturing plants, ranging in size from
53,000 to 226,000 square feet. Plants are located in Ardmore, two in Bean Station, Halls, Maynardville, Rutledge and Savannah, Tennessee; in Henderson, Oxford and Richfield, North Carolina; Waycross, Georgia and two in Waco, Texas. See "Properties (item 2)." The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes
two days.   Homes are generally produced only against orders received from independent dealers and company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 30,000 floor sections per year. During the fiscal year ended June 30, 1994, the Company produced 21,973 floor sections.

The principal materials utilized in the production of the Company's homes are steel, aluminum, wood, fiberglass, carpet, vinyl floor covering, hardware items, appliances and electrical items. The Company purchases, among other things, undercarriages, steel for the frames, appliances, plumbing fixtures, furniture, windows and doors. The Company uses a number of supply sources, and it believes that the materials and parts necessary for the construction and assembly of its homes will remain readily available from these sources. In the event that any of these items are not readily available or are available at a higher cost than could be passed on to consumers, the operations of the Company could be materially adversely affected.

The Company offers a one-year, limited warranty covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 1994, and June 30, 1993, amounted to approximately $7,510,000 and $5,224,000, respectively.

The backlog of firm orders for homes manufactured by the Company's Manufacturing Group, including orders from company-owned retail centers, was approximately $42,300,000 and $42,400,000 on June 30, 1994, and 1993,
respectively. Based on the Company's current production rate, approximately six weeks would be required to fill backlog orders at June 30, 1994.

SALES OF HOMES MANUFACTURED BY THE COMPANY

The following table sets forth manufacturing sales data for number of homes shipped to company-owned retail centers and to independent dealers, total number of homes sold, number of plants, number of independent dealers and number of company-owned retail centers for the periods indicated.

                                                               AT OR FOR THE
                                                            YEAR ENDED JUNE 30,
                                                            1994    1993    1992
  Number of homes sold to independent dealers............   9,389   6,890    5,587
  Number of homes shipped to company-owned retail centers   6,948   6,155    5,084
                                                           ------  ------   ------
  TOTAL.................................................   16,337  13,045   10,671
                                                           ======  ======   ======
  Number of plants operating............................       13      13       11
  Number of independent dealers.........................      372     371      312
  Number of company-owned communities ..................       46      33       20
  Number of company-owned retail centers................      165     143      127

INDEPENDENT DEALERS

In the years ended June 30, 1994, and 1993, approximately 57% and 53%, respectively, of homes manufactured by the Company were sold to its independent dealers. As of June 30, 1994, the Company had 372 independent dealers in 25 states. The Company believes that its independent dealer network enables it to distribute homes to more markets and more quickly without as large an investment in management resources and overhead expense as is required with company-owned retail centers. Sales to independent dealers also help the Company ensure that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company generally does not assist independent dealers in arranging financing for their retail customers. However, the Company's finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (VMF), may provide financing for retail customers of selected independent dealer locations with terms and conditions similar to those provided to company-owned dealerships. Because independent dealers have their own source of inventory financing, the Company typically receives payment for homes within two weeks of delivery to the independent dealer.

The Company establishes relationships with independent dealers through sales representatives from its manufacturing plants. These representatives visit independent dealers in assigned areas to solicit orders for the Company's homes. The area is generally limited to a 400 to 500 mile radius from each of the Company's manufacturing plants due to the relatively significant cost of transporting a home. Depending on the cost of the home and the wholesale competition within the area, a home may be competitively shipped shorter or longer distances. During each of the last three fiscal years no dealer accounted for more than 2% of the Company's consolidated revenues.

The Company has no written agreements with its independent dealers, and the relationship between the Company and each of its independent dealers may be terminated at any time by either party. The Company believes its relations with independent dealers are good, and has experienced relatively little turnover among independent dealers in the past five years. The Company generally has no control over the operations of independent dealers.

Typically the Company neither provides inventory financing arrangements for independent dealer purchases nor consigns homes. As is customary in the industry, lenders financing independent dealer purchases require that the Company execute repurchase agreements which provide that, in the event of dealer default under the dealer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. Historically, any homes repurchased under such agreements have been resold to other dealers, including company-owned retail centers, at no less than the repurchase price. During the last five fiscal years, the Company has incurred no significant loss resulting from these contingent obligations, but there can be no assurance that losses will not occur in the future.

COMPANY RETAIL OPERATIONS

As of June 30, 1994, the Company sold homes through 165 company-owned retail centers in 15 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously owned manufactured homes.

The following table indicates the number of company-owned retail centers and certain information relating to homes they sold during the last three fiscal years.

                                                     YEAR ENDED JUNE 30,
                                                  1994       1993       1992
  Number of company-owned centers............      165        143        127
  Number of new homes sold (including homes
     built by the Company and by other
     manufacturers)..........................   10,071      8,752      7,475
  Average retail price of new homes sold.....  $29,103    $26,434    $24,269
  Number of previously-owned homes sold......    2,523      2,126      2,076


All of the company-owned retail centers employ salespeople who are primarily compensated on a commission basis. The retail centers do not have administrative staffs since most administrative functions are performed at the Company's corporate headquarters.

To provide customers a wider price range of homes, the Company purchases previously-owned homes from individuals and from other dealers, as well as repossessed homes from lenders throughout its trade territory.

Homes sold by company-owned retail centers are delivered to the home owner's site by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home includes delivery to the retail purchaser's site. The Company's service personnel are responsible for siting the home and connecting all utilities available at the time, except the electrical, water and gas connections, which are done by licensed technicians at the home owner's expense.

FINANCIAL SERVICES

The Company believes the ability to make financing available to retail purchasers is a materially important factor affecting the market acceptance of its product. The Company facilitates retail sales by making loans through its finance subsidiary, VMF, and by maintaining relationships with conventional lenders such as banks, finance companies and insurance companies for the pre-arranged sale of retail installment contracts. The following table reflects the relative percentages of homes sold by the Company's retail centers which were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.

                                                  YEAR ENDED JUNE 30,
                                                 1994     1993     1992
   VMF........................................    74%      74%      67%
   Conventional lenders.......................     5        4        7
   Customer arranged or cash..................    21       22       26
                                                 ----     ----     ----
   TOTAL......................................   100%     100%     100%
                                                 ====     ====     ====

VMF also purchases and originates manufactured housing installment contract receivables (also referred to as manufactured housing contracts) on an individual basis from dealers not owned by the Company. Such dealers must make an application to VMF for dealer approval. Upon satisfactory results of VMF's investigation of the dealer's creditworthiness and general business reputation, VMF and the dealer enter into a dealer agreement.

In addition to purchasing manufactured housing contracts from company-owned and independent dealers on an individual basis, VMF makes bulk purchases of manufactured housing contracts. It also performs, on behalf of other institutions, servicing of manufactured housing contracts that were not originally purchased or originated by VMF. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies or instrumentalities, or other entities that purchase and hold manufactured housing contracts.

VMF is actively seeking arrangements by which it would service manufactured housing contracts originated by other lenders. VMF currently anticipates that it will only seek servicing responsibilities which relate to manufactured housing contracts.

UNDERWRITING POLICIES. Retail customers of the Company who express a desire to obtain financing by or through the Company complete a credit application form which is initially reviewed by the manager of the company-owned retail center. The manager then forwards the application to VMF or another source of financing.

Credit applications are then evaluated by VMF credit managers. VMF's underwriting guidelines generally require that each applicant's credit history, residence history, employment history and income to debt payment ratios be examined. There are no requirements on the basis of which, if met, credit is routinely approved; or if they are not met, credit is routinely denied. If in the judgment of the VMF credit manager an applicant does not meet minimum underwriting criteria, there generally must be compensating higher ratings with respect to other criteria in order for an applicant to be approved. Credit managers must confirm that the credit investigation gave a complete and up-to-date accounting of the applicant's creditworthiness. Credit managers are encouraged to obtain second opinions on loans for relatively larger dollar amounts or those which in their judgment, tend to rank lower in terms of underwriting criteria. Generally, the sum of the monthly obligation for installment obligations, including the manufactured loan payment and monthly site costs, should not exceed 40% of the applicant's gross monthly income.

With respect to those customers determined to be credit worthy, VMF requires a down payment in the form of cash, the trade-in value of a previously owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously- owned homes, the trade-in allowance accepted by the dealer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by personnel of the dealer, who are not appraisers but are familiar with the area in which the property is located. The minimum amount of the down payment is 5% of the purchase price. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees, set-up costs and certain insurance premiums (including up to five years of premiums on required hazard insurance). The balance of the purchase price is financed by an installment sales contract providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Normally, the contracts provide for equal monthly payments, generally over a period of five to fifteen years at fixed rates of interest. VMF's installment contracts may provide for either fixed rates or adjustable rates of interest. VMF believes the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment, and not to the interest rate.

VMF has developed financing options such as contracts with a seven-year term (compared to the industry norm of 15 to 20 years) which provide financing to its customers at a relatively lower cost. In January 1990, the Company introduced a bi-weekly payment contract which provides for 26 payments a year which are made by electronically drafting the purchaser's checking account.
The Company believes that such financing options are attractive to the customer and improve market acceptance of its homes as well as improve its delinquency and repossession experience.

During the last seven fiscal years, VMF has become the most significant source of financing for purchasers of the Company's homes. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 1994, VMF originated 12,401 contracts. At June 30, 1994, VMF was servicing approximately 88,000 contracts with an aggregate dollar amount of $1,316 million of which VMF has ownership interest or contingent liability on approximately 60,200 contracts with an aggregate dollar amount of $1,013 million. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods are as follows:

                                         Contract Originations
                                           Year Ended June 30,
                                      1994          1993          1992
                                          (Dollars in thousands)
Principal Balance of Contracts
 Originated (in thousands)........ $292,435      $230,733      $177,311
Number of Contracts Originated....   12,401        10,880         9,230
Average Contract Size (1)......... $ 23,582      $ 21,207      $ 19,210
Average Interest Rate (1).........    10.84%        11.61%        13.40%

(1) At period end.

The following table shows the size of the portfolio of manufactured housing contracts serviced by VMF on which it was contingently liable or owner on the dates indicated:

                                        Contract Servicing Portfolio
                                             Year Ended June 30,
                                       1994         1993           1992
Total Number of Contracts Being
 Serviced.........................     60,165      52,433        46,623
 Originated by VMF................     47,944      42,656        36,335
 Acquired from other
  institutions....................     12,221       9,777        10,288


VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans made to retail customers of the Company and selected independent dealers. After short-term warehousing, VMF transfers or pledges these loans, generally in pools, to institutional investors or long-term lenders.

VMF maintains long-term committed credit facilities and other arrangements or relationships with institutional investors. It acts as a permanent lender on certain conventional loans in that it holds these loans as long-term receivables, pledging them as collateral for borrowings. VMF also permanently funds conventional loans by pooling them for sale to institutional investors. Proceeds of both sources of funding are used to repay short-term borrowings. VMF retains servicing in both cases.

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts that are either insured by the FHA or guaranteed by the VA are warehoused by VMF and then pooled in denominations of approximately $1,000,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 1994, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $19 million. As of June 30, 1994, VMF was servicing 221 GNMA pools totaling $148 million in principal balances. Use of GNMA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, enables increases in the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition, corporate existence and employment of certain key individuals. The Company may remain contingently liable on installment sales contracts sold with recourse to institutional investors; this contingent liability amounted to approximately $63 million as of June 30, 1994. See Note 5 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

The interest rates on approximately 98% of the long-term credit facilities or the pass-through certificates representing ownership of the pools are fixed or have adjustable rates with ceilings, while the remaining 2% have variable rates which provide for no minimum or maximum rate of interest. VMF attempts to match liabilities and assets as to both term and rate. This reduces loss exposure from interest rate fluctuations. VMF uses a number of techniques to achieve this result, principally by pricing its fixed rate receivables at or above the maximum rate allowed under such arrangements. When loans are funded under arrangements which do not have a maximum rate, the Company attempts to price these loans at or above forecasted interest rates. The Company minimizes the use of credit facilities which do not carry a maximum rate.

The Company believes that, as long as buyers of the Company's homes remain sensitive primarily to the amount of their monthly payments rather than interest rates and VMF is able to continue to implement its loan practice and pricing policies, a change in interest rates will not have a material effect on its business. There can be no assurance, however, that a significant change in interest rates will not have a material effect on the Company's business and financial condition. Generally, the Company's and VMF's existing borrowing arrangements do not provide for interest rate hedging.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. The Acquired Contracts were originated by savings and loan associations or savings banks and acquired indirectly or directly from them by VMF. The Acquired Contracts were underwritten on the basis of underwriting criteria that were different from and, as a whole, not as strict as VMF's underwriting criteria.

In fiscal 1992, VMF became the servicer of 15,409 manufactured homes installment sales contracts with an approximate principal balance of $199 million acquired by a REMIC trust from the Resolution Trust Corporation. VMF is acting solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to this portfolio. At June 30, 1994, VMF was servicing approximately 27,000 of these installment sales contracts with an approximate principal balance of $303 million.

DELINQUENCY AND REPOSSESSION EXPERIENCE. VMF performs recordkeeping and collection activities on all loans that it originates or purchases through portfolio acquisitions. Unrelated institutions purchasing the Company's installment sales contracts individually and directly from company-owned retail centers perform their own recordkeeping and collection activities, although the Company is in some cases responsible for repossessing homes in the event such action becomes necessary.

Although the terms of the installment sales contracts vary according to the financial institutions which purchase the contracts, most contracts provide that the failure to make a payment as scheduled is an event of default which gives rise to the right to repossess the home. However, it is the policy of the Company, not to repossess the home until payments are three months delinquent unless the borrower has no apparent ability to bring payments current, in which case repossession may occur sooner. The Company generally follows the same policy with respect to loans insured by the FHA or guaranteed by the VA, although the Company must also file a notice of claim within nine months after default with the agency to preserve its rights under the programs.

The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past- due 30 days or more.

                                                 Delinquency Percentage at June 30
                                                    1994        1993       1992
                                                    ----        ----       ----
   Total delinquencies as percentage of
   contracts outstanding:
     All contracts................................  1.97%       1.63%      2.40%
     Contracts originated by VMF..................  1.16        1.39       1.96
     Contracts acquired from other institutions...  5.14        2.68       3.95


The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                   Loan Loss/Repossession Experience
                                                   at or for the year ended June 30

                                                     1994        1993        1992
                                                     ----        ----        ----
   Net losses as percentage of
   average loans outstanding:
    All contracts................................      .3%        .6%        1.1%
    Contracts originated by VMF..................      .1%        .2%         .4%
    Contracts acquired from other institutions...     1.8%       2.9%        3.8%

   Number of contracts in repossession:
    Total........................................     565        523         652
    Contracts originated by VMF..................     388        333         379
    Contracts acquired from other institutions...     177        190         273

   Total number of contracts in repossession as
   percentage of total contracts.................     .94%      1.00%       1.40%


Generally, the Company pays off the related installment contract upon repossession of a home and then resells the home. The Company believes that as long as it is able to sell repossessed homes at satisfactory margins, the increased repossession costs associated with payoffs of installment sales contracts will be largely offset by resales of repossessed homes. See Note 5 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders. There can be no assurance that the Company's future results with respect to the payoff and resale of repossessed homes will be consistent with its past experience.

INSURANCE OPERATIONS. The Company acts as agent on physical damage and credit life insurance written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 1994, the Company acted as the agent on physical damage policies on approximately 80% of the installment sales contracts originated on which it is directly or contingently liable. Subsequent to January 1, 1993, physical damage policies issued through the Company's agency were reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPC), a wholly-owned
subsidiary of the Company incorporated during fiscal year 1993.   The credit
life insurance policies issued through the Company's agency were reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLCIC) a majority-owned subsidiary of the Company.

MANUFACTURED HOUSING COMMUNITIES

In fiscal 1994 the Communities Division acquired 3,053 sites in 13 communities bringing total sites owned to 13,003 at June 30, 1994, a 31% increase from the prior year. See "Properties." The following table lists the number of community sites owned and under exclusive marketing agreements and the aggregate occupancy rate at the end of the last three fiscal years:

                                                      June 30
                                         1994           1993         1992
                                         ----           ----         ----
         Home sites owned              13,003          9,950        5,353

         Exclusive marketing                0            480          480
                                       ------          -----        -----
         Total                         13,003         10,430        5,833
                                       ======         ======        =====
         Occupancy rate                    64%            60%          58%
                                       ======          =====        =====


REGULATION

The Company's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Mobile Home Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development (HUD) issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection. The Company's manufacturing facilities and the plans and specifications for its manufactured homes have been approved by a HUD-designated inspection agency. A HUD-approved organization regularly inspects the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes the homes it manufactures comply with all present HUD requirements. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission which is empowered, in certain circumstances, to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components in its homes. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of a manufactured home's insulation specification.

A variety of laws affect the sale of manufactured homes on credit by the Company. The Federal Consumer Credit Protection Act (Truth-in- Lending) and Regulation Z (issued by the Board of Governors of the Federal Reserve System) require written disclosure of information relative to such credit sales, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires disclosure of certain information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B (issued by the Board of Governors of the Federal Reserve System) prohibit discrimination against any credit applicant based on sex, marital status, race, color, religion, national origin, age (provided the applicant has the capacity to contract), receipt of income from any public assistance program or the good faith exercise by the applicant of any right under the Consumer Credit Protection Act. Regulation B establishes administrative requirements for compliance with the Equal Credit Opportunity Act and, among other things, requires the Company to provide a customer whose credit request has been denied with a statement of reasons for the denial. The Federal Trade Commission has issued or proposed various Trade Regulation Rules dealing with unfair credit practices, collection efforts, preservation of consumers' claims and defenses and the like. The Company is also subject to the provisions of the Fair Debt Collection Practices Act which regulates the manner in which the Company collects payments on installment sales contracts. Installment sales contracts eligible for inclusion in the GNMA Program are subject to credit underwriting requirements of the FHA or the VA.

The movement and use of the Company's manufactured homes are subject to highway use laws, ordinances and regulations of various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. The Company's manufactured homes and its development of manufactured housing communities are also subject to local zoning and housing regulations.

The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act which regulates the descriptions of warranties on products.
The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

VPC and VLCIC are subject to insurance and other regulations of the British Virgin Islands.

COMPETITION

The manufactured housing industry is highly competitive at the manufacturing and retail levels in terms of price, service, delivery capabilities and product performance. There are many firms in direct competition with the Company. The Company believes it has a competitive advantage over firms which do not have manufacturing, retailing and financing capabilities. Since the Company's homes are a form of low-cost housing, they compete with other forms of such housing including apartments and conventionally-built and prefabricated homes. Some of the Company's competitors are larger and have significant financial resources while other competitors are quite small in relation to the size of the Company. The capital requirements for entry into both the manufacturing and retail fields are relatively small, with retail and inventory financing generally available to a prospective dealer. The Company is not able to estimate the total number of competitors in its marketing area.

EMPLOYEES

As of June 30, 1994, the Company employed 3,955 persons. Of these, 1,045 were employed in retail sales, 2,281 in manufacturing, 263 in financial services, 261 in communities and 105 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

SECTION 16 COMPLIANCE

As required by the Securities and Exchange Commission Rules under Section 16 of the Securities Exchange Act of 1934, which became effective on May 1, 1991, the Company noted that for the fiscal year ended June 30, 1994, all required Forms 3, 4 and 5 were timely filed for its officers, directors and greater than ten-percent beneficial owners except that one Form 4 for Mr. Warren Neel covering the purchase of the Company's common stock was filed late.

ITEM 2. PROPERTIES

The Company's executive offices and Financial Services operations are located in Knoxville, Tennessee in several wholly-owned one-story buildings made up of modular units (built by the Bean Station single-section plant) which total approximately 30,000 square feet of office space and approximately 16,000 square feet in an office building owned 50% by the Company and 50% by a related party. See "Item 13. Certain Relationships and Related Transactions." The following table sets forth the properties which the Company uses for its manufacturing operations and locations of its manufactured housing communities. All of the buildings used for manufacturing operations are constructed of fabricated metal on a concrete slab.


        LOCATION OF PROPERTY
                                                      Approximate
        Manufacturing Operations                      Square Feet
          Owned by company
   Tennessee
     Maynardville                           98,000
     Savannah                               85,000
     Ardmore                                53,000
     Rutledge                               87,000
     Bean Station #1                       103,000
     Bean Station #2                       128,000
   North Carolina
     Henderson                             100,000
     Oxford                                 80,000
     Richfield                             226,000
   Georgia
     Waycross                               80,000

                                                    Approximate
Manufacturing Operations (con't)                    Square Feet
   Texas
     Waco #1                                             93,000
     Waco #2                                             80,000
   Leased
     Halls, Tennessee                                    69,000

                                                    Approximate
Communities                                               Acres
      Owned by company
   Colorado
     Denver                                                125
     Thornton                                              184
   Florida
     Gainesville - Arredondo Farms                          67
     Gainesville - Castlegate                               65
     Kissimmee                                              41
     Mulberry                                               28
   Georgia
     Douglasville - West Atlanta                            45
     Douglasville - Pinelake                                52
   Tennessee
     Farragut                                               23
     Knoxville - Amherst                                    78
     Knoxville - Grand Oaks                                 40
     Knoxville - Northridge Estates                         29
     LaVergne                                               76
     Morristown                                             12
     Maryville - Little River                               46
     Maryville - Willow Hill                                21
     Powell                                                 23
     Rockford                                               13
     Tullahoma                                              18
   Texas
     Arlington                                              43
     Dallas - Clayton Estates                               33
     Dallas - Oakwood Cove                                  51
     Denton - Clayton Estates                              104
     Denton - Hickory Creek                                 61
     Denton - Pecan Creek                                   36
     Fort Worth - Clearfield                                35
     Fort Worth - Summer Lake                               20
     Fort Worth - Sleepy Hollow                             21
     Flower Mound                                           18
     Greenville                                             25
     Houston                                                28
     Humble                                                 55
     Little Elm                                             48
     Mesquite                                               27
     Pearland                                               30
     San Antonio - Clayton Estates                          69
     San Antonio - Springfield Meadow                       38
     San Antonio - Saddlecrest                              38
     San Antonio - Hidden Lakes                             61
     Schertz                                                71
     Wylie - Redwood at the Lake                            59
     Wylie - Southfork Wylie                               120
   Missouri
     Independence                                           90
   Michigan
     Kalamazoo                                             126
   North Carolina
     Greensboro                                             83
   Virginia
     Evington                                               70

The company-owned retail centers are generally one to four acre sites with a manufactured office unit serving as sales office. The balance of a retail center site is devoted to the display of homes. Of the 165 retail centers, 73
are owned and 92 occupy leased property.   The Company does not believe that
any of the property owned or leased for an individual retail center is material to its overall business.

All of the properties described above are well maintained, adequately insured and suitable for the purposes for which they are being used by the Company. The Company believes that its properties are adequate for its near-term needs.

ITEM 3.  LEGAL PROCEEDINGS.

No material legal proceedings are pending other than routine litigation
incidental to the business of the  Company.   The Company believes that such
proceedings will not have any material adverse effect on it or its operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

No matters were submitted to shareholders during the last quarter of the fiscal year.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the period from July 1, 1992 to June 30, 1994, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                                      Fiscal              Fiscal
                                       1994                1993
              Quarter Ended       High      Low       High      Low
               September         $24.60   $18.40     $15.84   $12.16
               December           24.25    18.20      20.80    14.08
               March              26.63    19.63      21.20    18.00
               June               22.50    17.00      20.60    16.50

(b) As of August 3, 1994, there were 1,843 holders of record (approximately 28,700 beneficial holders) of the Company's Common Stock.

(c) It is the policy of the Board of Directors of the Company to reinvest earnings in its business. The Board of Directors has no current plans to initiate the payment of cash dividends, and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. Additionally, certain of the Company's financing agreements have various covenants that restrict payments which may be made for dividends and other stock transactions. At June 30, 1994, the aggregate amount of earnings available for cash dividends or for repurchase of the Company's stock was $281,480,000.

The following portions of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM 6.  SELECTED FINANCIAL DATA.
Ten Year Review on page 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12-15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 - Consolidated Statements of Income on page 17.
 - Consolidated Balance Sheets on page 16.
 - Consolidated Statements of Cash Flows on page 18.
 - Consolidated Statements of Changes in Shareholders' Equity on page 17.
 - Notes to the Consolidated Financial Statements on pages 19-24.
 - Report of Independent Accountants on page 16.
 - Quarterly Results on page 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

     Name                Age             Position

James L. Clayton         60     Chairman of the Board and
                                Chief Executive Officer

Joseph H. Stegmayer      43     President and Chief Operating Officer (a)


Richard B. Ray, Jr.      53     Executive Vice President - Finance
                                Chief Financial Officer (b)

Timothy W. Williams      38     Executive Vice President -
                                Financial Services

David M. Booth           41     Executive Vice President - Retail

James R. Conner          45     Vice President - Computer Services

Kevin T. Clayton         31     Secretary (c)

Timothy R. Rhoades       42     Treasurer  (d)

(a) Mr. Stegmayer joined the Company in July 1993 as President and Chief Operating Officer. From 1982 to July 1993 he served as Vice President, Chief Financial Officer, Treasurer and Director of Worthington Industries, Inc.

(b)  Retired August 31, 1994.

(c) Secretary since December 1993. Prior to December 1993, he was in various management positions in the housing group.

(d) Mr. Rhoades joined the Company in August 1993 as Corporate Controller and became Treasurer in November of 1993. From August 1992 to February 1993, he served as Chief Financial Officer of Lexalite International Corporation and prior to that held various financial positions with Worthington Industries, Inc.

All other officers have been in their positions for at least five years.

The Company's executive officers serve at the pleasure of the Board of Directors.

All other required information is incorporated by reference to the Company's Proxy Statement under the heading ELECTION OF DIRECTORS.

ITEM 11. EXECUTIVE COMPENSATION.
Incorporated by reference to the Company's Proxy Statement under the heading EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Company's Proxy Statement under the headings ELECTION OF DIRECTORS and VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF; SECURITIES OWNERSHIPS OF DIRECTORS AND OFFICERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Incorporated by reference to the Company's Proxy Statement under the heading CERTAIN TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)  The following documents are filed as part of this report:

        1.  Financial Statements: (Included in Annual Report - Exhibit 13).

               The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 1994 Annual Report to Shareholders for the year ended June 30, 1994.

               Consolidated Statements of Income - years ended June 30, 1994, 1993 and 1992.

               Consolidated Balance Sheets - June 30, 1994 and 1993.

               Consolidated Statements of Cash Flows - years ended June 30, 1994, 1993 and 1992.

               Consolidated Statements of Changes in Shareholders' Equity - years ended June 30, 1994, 1993 and 1992.

               Notes to the Consolidated Financial Statements.

               Report of Independent Accountants.

        3.  Exhibits:

            3. (a) Restated charter as amended. (A)

               (b) Bylaws. (B)

               (c) Amendment to Bylaws.

            4. (a) Specimen stock certificates.(E)

               (b) The Company agrees to furnish to the Commission, upon request, instruments relating to the long term debt of the Company or its subsidiaries.

           10. (a) Form of shareholders' agreement between Clayton Homes, Inc. and Progressive Partners.(B)


               (b) Lease Agreement, dated June 29, 1972, as amended, between Clayton Homes, Inc. and Dean Planters Warehouse, Inc.(B) (subsequently assigned to CLF, a limited partnership which includes a related party).

               (c) Clayton Homes, Inc. 1983 Stock Option Plan.(B)

              (d) Clayton Homes, Inc. 1985 Stock Option Plan.(F)

              (e) 1991 Employee Stock Incentive Plan.(H)

              (f) Directors' Equity Plan.(H)

              (g) Director's Equity Plan. (I)

              (h) Directors' Equity Plan. (J)

              (i) Clayton Homes, Inc. Employee Savings Plan and partnership.(C)

              (j) Description of Clayton Homes, Inc. bonus arrangement for key executives.(J)

        11.   Computation of earnings per share.

        13.   Annual Report to Shareholders for year ended June 30, 1994.(D)

        21.   List of Subsidiaries of the Registrant.
- - -----------------------------------------------------

(A) Filed with the Company's Form 10-K for the year ended June 30, 1992, and incorporated by reference thereto.

(B) Filed as Exhibits to Registration Statement on Form S-1 (SEC File No. 2-83705) and incorporated by reference thereto.

(C) Filed with Registration Statement on Form S-1(SEC File No. 2-92565) and incorporated by reference thereto.

(D) For the information of the Commission only, except to the extent of portions specifically incorporated by reference.

(E) Filed as Exhibits to Registration Statement on Form S-1(SEC File No. 33-2665) and incorporated by reference thereto.

(F) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 4, 1985, and incorporated by reference thereto.

(G) Filed with Registration Statement on Form S-3 (SEC File No. 39172), and incorporated by reference thereto.

(H) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 12, 1991, and incorporated by reference thereto.

(I) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 11, 1992, and incorporated by reference thereto.

(J) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 10, 1993, and incorporated by reference thereto.
- - ------------------------
(b)  Reports on Form 8-K.
     No reports were filed in the Registrant's last quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on September 16, 1994.

                                           CLAYTON HOMES, INC.


                                           By: s/Joseph H. Stegmayer
                                           -------------------------
                                           Joseph H. Stegmayer
                                           President and
                                           Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


s/James L. Clayton           September 16, 1994  Chairman of the Board and
- - ------------------------                         Chief Executive Officer
James L. Clayton                                 (Principal Executive Officer)



s/Joseph H. Stegmayer        September 16, 1994  President, Chief Operating Officer
- - ------------------------                         and Director
Joseph H. Stegmayer



s/Timothy R. Rhoades         September 16, 1994  Treasurer (Principal Accounting
- - ------------------------                         Officer)
Timothy R. Rhoades



s/Kevin T. Clayton           September 16, 1994  Secretary
- - ------------------------
Kevin T. Clayton



s/B. Joe Clayton             September 16, 1994  Director
- - ------------------------
B. Joe Clayton



s/James D. Cockman           September 16, 1994  Director
- - ------------------------
James D. Cockman



s/Wallace C. Doud            Septmeber 16, 1994  Director
- - ------------------------
Wallace C. Doud



s/Dan W. Evins               September 16, 1994  Director
- - ------------------------
Dan W. Evins



s/Wilma H. Jordan            September 16, 1994  Director
- - ------------------------
Wilma H. Jordan



s/C. Warren Neel             September 16, 1994  Director
- - ------------------------
C. Warren Neel