Form 10-Q
period 1994-09-30
CLAYTON HOMES INC
filed 1994-11-14
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- - ----     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

Commission file number 1-8824

                             CLAYTON HOMES, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                   62-0794407
- - -------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)              Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                      37902
- - ----------------------------------------    -----------------------------------
(Address of principal executive offices)                (zip code)

                                 615-970-7200
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Shares of common stock $.10 par value, outstanding on September 30, 1994 - 60,039,043

CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                            1994              1993
                                                                          --------          --------
REVENUES
  Net sales                                                               $138,715          $111,904
  Financial services                                                        22,596            19,828
  Rental and other income                                                    7,143             4,227
                                                                          --------          --------
    Total Revenues                                                         168,454           135,959
EXPENSES
  Cost of sales                                                             96,434            77,697
  Selling, general and administrative                                       42,208            30,933
  Financial services interest                                                1,612             2,280
  Provision for credit losses and contingencies                              1,000             1,000
                                                                          --------          --------
    Total Expenses                                                         141,254           111,910
                                                                          --------          --------
OPERATING INCOME                                                            27,200            24,049
Interest income (expense)                                                      725              (721)
                                                                          --------           -------
Income before income taxes and cumulative effect
 of change in method of accounting for
 income taxes                                                               27,925            23,328
Provision for income taxes                                                   9,700             8,500
                                                                          --------          --------
INCOME BEFORE ACCOUNTING CHANGE                                             18,225            14,828
Cumulative effect as of July 1, 1993 of change
 in method of accounting for income taxes                                        0             3,000
                                                                          --------          --------
NET INCOME                                                                $ 18,225          $ 17,828
                                                                          ========          ========

Income per share before accounting change:(1)
  Primary                                                                 $    .30          $    .26
  Fully diluted (2)                                                       $    .30          $    .25
Net income per share:(1)
  Primary                                                                 $    .30          $    .31
  Fully diluted (2)                                                       $    .30          $    .30

Average shares outstanding: (1)
  Primary                                                                   60,846            57,335
  Fully diluted (2)                                                         60,846            61,321

(1)  Adjusted for the December 8, 1993 5-for-4 stock split.
(2)  Computed assuming conversion of convertible subordinated debentures.

CONDENSED CONSOLIDATED BALANCE SHEETS                                    Unaudited          Audited
                                                                         Sept. 30,          June 30,
                                                                            1994              1994
                                                                         ---------          --------
Assets:
 Cash and cash equivalents                                                $ 94,109          $ 38,922
 Receivables, net                                                          267,601           354,114
 Inventories                                                                73,797            77,317
 Property, plant and equipment, net                                        134,451           129,883
 Other assets                                                              104,086           100,912
                                                                          --------          --------
TOTAL ASSETS                                                              $674,044          $701,148
                                                                          ========          ========
Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                                $ 42,721          $ 55,844
  Long-term obligations                                                     64,600            70,680
  Deferred income taxes                                                      5,178             7,258
  Other liabilities                                                         79,149           105,212
  Shareholders' equity                                                     482,396           462,154
                                                                          --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $674,044          $701,148
                                                                          ========          ========

(See accompanying notes to the condensed consolidated financial statements)

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              1994              1993
                                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                              $ 18,225          $ 17,828
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                          1,012             1,570
      Cumulative effect of change in method of accounting
        for income taxes                                                         0            (3,000)
      Provision for credit losses and contingencies                          1,000             1,000
      Gain on sale of installment contract
        receivables, net of amortization                                    (2,804)             (890)
      Increase in other receivables                                         (9,148)           (1,039)
      Change in other operating assets and
        liabilities                                                         (9,459)           (1,151)
      Decrease in other liabilities net
        of other assets                                                    (15,739)           (6,852)
                                                                          --------          --------
      Cash (used) provided by operations                                   (16,913)            7,466

      Origination of installment
        contract receivables                                               (67,924)          (58,948)
      Proceeds from sales of originated
        installment contract receivables                                   164,769            15,225
      Principal collected on originated
        installment contract receivables                                    11,077             9,503
                                                                          --------          --------
          Net cash provided (used) by operations                            91,009           (26,754)
                                                                          --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of installment contract receivables                           (9,551)                0
  Proceeds from sales of acquired installment
    contract receivables                                                     3,161                 0
  Principal collected on acquired installment
    contract receivables                                                     3,835             7,586
  Acquisition of property, plant and equipment                              (5,580)           (7,150)
  Decrease (increase) in restricted cash
    and investments                                                          1,376            (4,351)
                                                                          --------          --------
          Net cash used by investing activities                             (6,759)           (3,915)
                                                                          --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short term borrowing                                                           0            22,798
  Repayment of short term borrowing                                        (25,000)           (2,202)
  Repayment of debt collateralized by
    installment contract receivables                                        (6,080)           (6,674)
  Proceeds from stock issued for incentive and
    employee benefit plans and other                                         2,017             1,147
                                                                          --------          --------
          Net cash (used) provided
           by financing activities                                         (29,063)           15,069
                                                                          --------          --------
  Net increase (decrease) in cash and
    cash equivalents                                                        55,187           (15,600)
  Cash and cash equivalents at beginning of year                            38,922            28,668
                                                                          --------          --------
  Cash and cash equivalents at end of period                              $ 94,109          $ 13,068
                                                                          ========          ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                              $  1,846          $  3,830
    Income taxes                                                            10,295             5,367

(See accompanying notes to the condensed consolidated financial statements)

                              Clayton Homes, Inc.
                    Notes to Quarterly Financial Statements
                                  (unaudited)


1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principals have been omitted. The condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1994.

The information furnished reflects all adjustments which, in management's opinion, are necessary for a fair presentation of the Company's financial position as of September 30, 1994, and the results of its operations for the three month periods ended September 30, 1994 and 1993, and the changes in its cash position for the same periods. All such adjustments are of a normal, recurring nature, with the exception of the adoption of SFAS 109 during the first quarter of fiscal 1994. The June 30, 1994 Condensed Consolidated Balance Sheet was derived from the audited balance sheet of the Company for the year then ended.

2. The results of operations for the three months ended September 30, 1994 and 1993, are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

4. Effective for the fiscal year beginning July 1, 1993, the Company adopted Financial Accounting Standards Statement No. 109 that revised the accounting for income taxes. The effect of the adoption of this standard was to increase net income by $3 million and is reported in the Condensed Consolidated Statements of Income as the cumulative effect as of July 1, 1993, of change in method of accounting for income taxes.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.          Financial Statements.

                 See Pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three Months Ended September 30, 1994 and 1993:

         The following table reflects the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned retail centers and communities and the percentage decrease in independent dealers. Comparative percentages are given between the first quarter ended September 30, 1994 and 1993:

                                 First Quarter
                            Fiscal year 1995 vs 1994

    Retail:
      Dollar sales                                                +13.8%
      Average number of retail centers                            +15.6%
      Average dollar sales per
        retail center                                             - 1.6%
      Average home price                                          + 5.8%

    Wholesale:
      Dollar sales                                                +46.2%
      Average number of independent
        dealers                                                   - 1.2%
      Average dollar sales to
        independent dealers                                      + 48.0%
      Average home price                                         + 18.6%

    Communities:
      Dollar Sales                                                +18.8%
      Average number of communities                               +35.3%
      Average dollar sales per community                          -12.2%
      Average home price                                           +5.5%

         Total revenues for the three months ended September 30, 1994, increased 24% primarily because of a 24% increase in manufactured housing sales to $139 million. The balance of revenue growth resulted from a 14% increase in financial services income to $23 million and a 69% increase in rental and other income to $7 million.

         Net sales of the Retail Group rose 14% to $83 million primarily due to a 6% rise in the average home price and a 16% increase in the average number of company-owned retail centers offset by a 7% decrease in the average number of homes sold per retail center. The Company increased prices, in certain cases, on retail sales, which are individually negotiated transactions, in response to market factors and due to an increase in lumber prices over the prior year.

         Net sales of the Manufacturing Group increased 46% to $50 million due to a 23% rise in the number of homes sold and a 19% increase in the average wholesale price to independent dealers. Average price increased in response to market factors such as an increase in lumber prices over the prior year.

         Net sales of the Communities Group rose 19% to $5 million due to a 35% increase in the average number of communities owned and a 6% increase in the average home price. This was partially offset by a 12% decrease in the average number of homes sold per community.

         Financial services income increased 14% primarily due to a $1.9 million increase related to gains on the sales of installment contract receivables compared to the prior year and to an 89% increase in insurance premiums and commissions.

         Rental and other income increased 69% primarily due to a 28% increase in the average number of sites owned in communities and to an increase in site occupancy to 64.5% from 60.2% in the prior year.

         The following table reflects the fluctuations in interest and loan servicing revenues and financial services interest expense related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. Note that receivables owned or sold are installment contract receivables related to the retail sale of homes by the Company or those purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and are used to collateralize debt or, in certain cases, represent the Company's subordinated interest in a pool of receivables accounted for on the consolidated basis. Receivables sold are pooled and sold and generate loan service revenues equal to the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the first quarter ended September 30, 1994 and 1993:

                                                     First Quarter
                                               Fiscal year 1995 vs 1994
                                              Increase (Decrease) Due to
                                      -----------------------------------------
                                       Rate              Volume          Total
                                      -------           -------         -------
                                                     (in thousands)

Interest and loan servicing
  revenues:
    Receivables owned                 $  (781)           $(2,547)       $(3,328)
    Receivables sold                      317              1,142          1,459
    Master Servicing Contracts         (1,186)             1,981            795
                                      -------            -------        -------
                                      $(1,650)           $   576        $(1,074)
                                      =======            =======        =======

         Interest and loan servicing revenues were $14 million. The average balance of receivables owned decreased 29% to $215 million with a decrease in the weighted average interest rate to 11.6% from 12.7%. The average balance of receivables sold increased 20% to $805 million with a decrease in the weighted average loan service spread to 3.5% from 3.9%. In October 1993, a financial institution contracted for the Company to act as master servicer for $283 million of manufactured housing contract receivables.

         Financial services interest expense decreased $.6 million, or 28%, to $1.6 million. Average debt collateralized by installment contract receivables dropped 24% to $64 million with a decrease in the weighted average interest rate to 10.2% from 10.7%.

         Gross profit margins decreased slightly to 30.5% from 30.6% in last year's first quarter. The decrease is primarily attributable to a slight shift in the mix of total sales toward wholesale sales.

         Selling, general and administrative expenses were 30.4% of sales versus 27.6% in the prior comparable period. This increase is due primarily to a 200% increase in insurance related costs and to an increase in home delivery and setup expenses.

         Provisions for credit losses and contingencies decreased as a percent of sales to .7% from .9% primarily due to the trend of credit losses as a percent of average loans outstanding continuing to be lower than originally projected.

         The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.

                                                  Delinquency Percentage
                                                      on September 30
                                                 1994              1993
                                                 -----             -----

Total delinquencies as a percentage
of contracts outstanding:
     All contracts                               2.05%             2.09%
     Contracts originated by the Company         1.43%             1.71%
     Contracts acquired from
       other institutions                        4.50%             3.85%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                              Loan Loss/Repossession Experience
                                                        on September 30
                                                   1994               1993
                                                   ----               ----
Net losses as percentage of average
  loans outstanding (annualized):
     All contracts                                   .3%                .4%
     Contracts originated by the Company             .1%                .1%
     Contracts acquired from
       other institutions                           2.7%               2.1%

Number of contracts in repossession:
     All contracts                                  609                556
     Contracts originated by the Company            452                385
     Contracts acquired from
       other institutions                           157                171

Contracts in repossession as percentage
  of total contracts                                1.0%               1.0%

         The $3.5 million decrease in inventories at September 30, 1994 from June 30, 1994 is explained as follows:

     Manufacturing Group                                   (in millions)
     -------------------                                   -------------
          Increase in finished goods                           $ 1.9
          Decrease in raw materials                             (4.6)

     Retail Group
     ------------
          Decrease in average stocking
            levels at 168 retail centers
            owned by Company at June 30, 1994                   (2.3)
          Increase of three company-owned
            retail centers                                       1.1

     Communities Group
     -----------------
          Increase in average stocking levels
            at 46 communities owned by Company
            at June 30, 1994                                      .4
                                                               -----
                                                               $(3.5)
                                                               =====

         On September 30, 1994, order backlogs at the Manufacturing Group, consisting of company-owned and independent dealer orders, totaled $45 million compared to $45 million at September 30, 1993. Approximately six weeks would be required to fill the backlog at September 30, 1994.

Liquidity and Capital Resources

         Cash at September 30, 1994, was $94.1 million as compared to $38.9 million on June 30, 1994. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, short-term borrowings and the issuance of asset-backed securities and GNMA certificates.

         On August 17, 1994, the Company sold without recourse $164 million of manufactured housing receivables through the issuance of asset backed securities.

                         PART II - - OTHER INFORMATION

There were no reportable events for Item 1 through Item 5.

ITEM 6 - - Exhibits and Reports on Form 8-K.

(a)     11.      Statement Regarding Computation of per share Earnings

        27.      Financial Data Schedule (for SEC purposes)

                              CLAYTON HOMES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CLAYTON HOMES, INC
                                           ------------------
                                              (Registrant)


Date:      10/November/1994                /s/ Joseph H. Stegmayer
      --------------------------           ----------------------------