Form 10-Q
period 1994-12-31
CLAYTON HOMES INC
filed 1995-02-14
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                  FORM 10-Q

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

Commission file number 1-8824

                             CLAYTON HOMES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                               62-0794407
- ---------------------------             ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
 incorporation or organization)         Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                        37902
- ---------------------------------------   --------------------------------------
(Address of principal executive offices)                   (zip code)

               615-970-7200
- -----------------------------------------------------------------
(Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on December 31, 1994 - 75,132,488

CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)

                                                                           Quarter Ended                  Six Months Ended
                                                                            December 31,                    December 31,
                                                                       1994            1993             1994            1993
                                                                       ----            ----             ----            ----
REVENUES
  Net sales                                                         $148,037         $116,822         $286,752         $228,726
  Financial services                                                  20,974           21,016           43,569           40,844
  Rental and other income                                              8,468            8,113           15,611           12,340
                                                                    --------         --------         --------         --------
    Total Revenues                                                   177,479          145,951          345,932          281,910
EXPENSES
  Cost of sales                                                      103,491           80,061          199,924          157,758
  Selling, general and administrative                                 44,302           39,380           86,510           70,313
  Financial services interest                                          1,494            2,135            3,106            4,415
  Provision for credit losses and
          contingencies                                                1,000            1,000            2,000            2,000
                                                                    --------         --------         --------         --------
    Total Expenses                                                   150,287          122,576          291,540          234,486
                                                                    --------         --------         --------         --------
OPERATING INCOME                                                      27,192           23,375           54,392           47,424
Interest income (expense)                                              1,073              (41)           1,798             (762)
                                                                    --------         --------         --------         --------
Income before income taxes and cumulative
 effect of change in method of accounting
 for income taxes                                                     28,265           23,334           56,190           46,662
Provision for income taxes                                            10,100            8,500           19,800           17,000
                                                                    --------         --------         --------         --------
INCOME BEFORE ACCOUNTING CHANGE                                       18,165           14,834           36,390           29,662
Cumulative effect as of July 1, 1993 of change
 in method of accounting for income taxes                                ---              ---              ---            3,000
                                                                    --------         --------         --------         --------
NET INCOME                                                          $ 18,165         $ 14,834         $ 36,390         $ 32,662
                                                                    ========         ========         ========         ========

Income per share before accounting change:(1)
  Primary                                                           $    .24         $    .21         $    .48         $    .42
  Fully diluted (2)                                                      .24              .20              .48              .40
Net income per share:(1)
  Primary                                                           $    .24         $    .21         $    .48         $    .46
  Fully diluted (2)                                                      .24              .20              .48              .44

Dividend paid per share                                             $    .02         $    .00         $    .02         $    .00

Average shares outstanding: (1)
  Primary                                                             75,685           71,929           75,871           71,799
  Fully diluted (2)                                                   75,685           76,839           75,871           76,745

(1)  Adjusted for the December 5, 1994 5-for-4 stock split.
(2)  Computed assuming conversion of convertible subordinated debentures.


CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)       (Audited)
                                                                                            December 31,       June 30,
                                                                                              1994              1994
                                                                                           ------------       ---------
Assets:
 Cash and cash equivalents                                                                    $ 26,102         $ 38,922
 Receivables, net                                                                              332,882          354,114
 Inventories                                                                                    78,515           77,317
 Property, plant and equipment, net                                                            149,247          129,883
 Other assets                                                                                  111,917          100,912
                                                                                              --------         --------
TOTAL ASSETS                                                                                  $698,663         $701,148
                                                                                              ========         ========

Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                                                    $ 47,767         $ 55,844
  Long-term obligations                                                                         59,164           70,680
  Deferred income taxes                                                                          2,983            7,258
  Other liabilities                                                                             94,711          105,212
  Shareholders' equity                                                                         494,038          462,154
                                                                                              --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $698,663         $701,148

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                                     SIX MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                                    ----------------
                                                                                                    1994           1993
                                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                                $  36,390      $  32,662
      Adjustments to reconcile net income to net
        cash provided (used) by operating activities:
          Depreciation and amortization                                                             3,706          3,433
          Gain on sale of installment contract
           receivables, net of amortization                                                        (3,392)        (8,856)
          Provision for credit losses                                                               2,000          2,000
          (Increase) decrease in other receivables                                                (29,315)         2,163
          Change in other operating assets and
           liabilities                                                                             (8,147)       (11,189)
          (Decrease) increase in other liabilities, net
           of other assets                                                                        (24,823)         4,138
                                                                                                ---------      ---------
             Cash (used) provided by operations                                                   (23,581)        24,351

          Origination of installment
           contract receivables                                                                  (144,830)      (127,154)
          Refinancing of installment contract receivables                                         (22,040)             0
          Proceeds from sales of originated
           installment contract receivables                                                       179,607        172,633
          Principal collected on originated
           installment contract receivables                                                        23,332          6,000
                                                                                                ---------      ---------
             Net cash provided by operations                                                       12,488         75,830

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of installment contract receivables                                                (707)       (55,848)
      Proceeds from sales of acquired installment
        contract receivables                                                                        3,161          7,888
      Principal collected on acquired installment
        contract receivables                                                                        8,896          1,995
      Acquisition of property, plant and equipment                                                (23,070)       (11,617)
      Decrease (increase) in restricted cash
        and investments                                                                            12,434         (6,948)
                                                                                                ---------      ---------
             Net cash provided (used) by investing
               activities                                                                             714        (64,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Dividends paid                                                                               (1,541)             0
      Proceeds from short term borrowings                                                          48,206         62,798
      Repayment of short term borrowings                                                          (58,206)       (30,000)
      Repayment of debt collateralized by
        installment contract receivables                                                          (11,516)       (13,783)
      (Repurchase) issuance of stock for
        incentive plans                                                                            (2,965)         2,581
                                                                                                ---------      ---------
             Net cash provided (used)
              by financing activities                                                             (26,022)        21,596
                                                                                                ---------      ---------
      Net increase (decrease) in cash and
        cash equivalents                                                                          (12,820)        32,896
      Cash and cash equivalents at beginning of year                                               38,922         28,668
                                                                                                ---------      ---------
      Cash and cash equivalents at end of period                                                $  26,102      $  61,564
                                                                                                =========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
        Interest                                                                                $   3,414      $   6,022
        Income taxes                                                                            $  30,358      $  17,383

                              Clayton Homes, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)



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

                 The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1994 and the results of its operations for the six months and quarter ended December 31, 1994 and 1993 and the changes in its cash position for the same periods.

         2. The results of operations for the six months and quarters ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the respective full years.

         3. Certain reclassifications have been made to the fiscal 1994 financial statements to conform to the fiscal 1995 presentation.

         4. Effective for the fiscal year beginning July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 that revised the accounting for income taxes. The effect of the adoption of this standard was to increase net income by $3 million and is reported in the Condensed Consolidated Statements of Income as a cumulative change in method of accounting for income taxes effective as of July 1, 1993.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 through 4.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

SIX MONTHS ENDED DECEMBER 31, 1994 AND 1993:

         The following table shows the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given for the six month periods ended December 31, 1994 and 1993:

                                                                        First Six Months
                                                                    Fiscal year 1995 vs 1994
                                                                    ------------------------
         Retail:
                 Dollar sales                                                  +18.2%
                 Average number of sales centers                               +16.3%
                 Average dollar sales per sales center                         + 1.3%
                 Average home price                                            + 5.3%

         Wholesale:
                 Dollar sales                                                  +38.2%
                 Average number of independent dealers                         - 2.0%
                 Average dollar sales to
                   independent dealer                                          +41.0%
                 Average home price                                            +13.4%

         Communities:
                 Dollar Sales                                                  +37.1%
                 Average number of communities                                 +45.6%
                 Average dollar sales per community                            - 5.8%
                 Average home price                                            + 9.1%

         Total revenues for the six months ended December 31, 1994, increased 23% because of the 25% increase in manufactured housing sales to $287 million and the 7% increase in financial services income to $44 million. The balance of revenue growth resulted from the 27% increase in rental and other income to $16 million.

         Net sales of the Retail Group rose 18% to $173 million due to the 5% rise in the average home price, and the 16% increase in company-owned sales centers. This was partially offset by the 3% decrease in the average number of homes sold per Company sales center. The rise in the average home price is primarily attributable to increased costs and to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

         Net sales of the Manufacturing Group increased 38% to $103 million due to a 22% rise in the number of homes sold and the 13% increase in the average wholesale price to independent dealers. The average price rose primarily due to increases in raw material cost.

         Net sales of the Communities Group rose 37% to $11 million as the average number of communities owned was up 46% and the average home price increased 9%. The price increase is related to a shift in the product mix toward new mulit-section homes from previously owned homes.

         Financial services income increased 7%. Insurance related revenues rose $4.9 million, and interest and loan servicing revenues increased $1.7 million. Gains on the sale of installment contract receivables decreased by $5.5 million as compared to the prior year.

         Rental and other income increased 27% primarily due to a 37% increase in the average number of sites owned in communities and to a 45% increase in the number of sites rented.

         The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. Receivables owned or sold are the installment contract receivables related to the retail sale of homes by the Company or are purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and are used to collateralize debt or, in certain cases, represent the Company's subordinated interest in a pool of receivables accounted for by the consolidated method. Receivables sold are pooled and sold and generate gains representing the discounted present value of the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the first six months ended December 31, 1994 and 1993:

                                              First Six Months
                                            Fiscal year 1995 vs 1994
                                           Increase (Decrease) Due to
                                           -------------------------------
                                              Rate            Volume           Total
                                              ----            ------           -----
                                                          (in thousands)
Interest and loan servicing
 revenues:
   Receivables owned                        $   361          $(1,512)         $(1,151)
   Receivables sold                          (1,029)           3,901            2,872
   Master Servicing Contracts                   200             (265)             (65)
                                            -------          -------          -------
                                            $  (468)         $ 2,124          $ 1,656
                                            =======          =======          =======


         Interest and loan servicing revenues increased 6% to $30 million. The average balance of receivables owned decreased to $226 million with an increase in the weighted average interest rate to 12.2% from 11.9%. The average balance of receivables sold with servicing retained increased 37% to $815 million with a decrease in the weighted average loan service spread to 3.5% from 3.8%.

         Financial Services interest expense decreased $1.3 million, or 30%, to $3.1 million. Average debt collateralized by installment contract receivables dropped 29% from $81 million to $58 million, while the weighted average interest rate remained at 10.8%. The terms of the debt preclude the Company from prepaying it.

         Gross profit margins decreased to 30.3% from 31.0% in the prior year's first half. The decrease is primarily attributable to a decline in the proportion of retail sales as a percent of total Company sales. Retail sales represented 60% of consolidated sales this year versus 64% last year. Provisions for LIFO reserves also contributed to the decrease.

         Selling, general and administrative expenses were 30.2% of sales versus 30.7% in the prior comparable period. The decrease is largely the result of favorable insurance claims experience.

         The provision for credit losses declined as a percent of sales to 0.7% from 0.9% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to decline.

         The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.

                                                                    Delinquency Percentage
                                                                        on December 31
                                                                    1994             1993
                                                                    ----             ----
Total delinquencies as percentage
of contracts outstanding:
         All contracts                                              2.37%            2.08%
         Contracts originated by VMF                                1.81%            1.68%
         Contracts acquired from other
           institutions                                             4.80%            4.01%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either contingently liable or owner:

                                                               Loan Loss/Repossession Experience
                                                                    for the six months ended
                                                                          December 31

                                                                1994                      1993
                                                                ----                      ----
Net losses as percentage of average
  loans outstanding (annualized):
                 All contracts                                  0.3%                      0.4%
                 Contracts originated by VMF                    0.0%                      0.1%
                 Contracts acquired from
                   other institutions                           2.6%                      1.9%

Number of contracts in repossession:
                 Total                                          568                       551
                 Contracts originated by VMF                    432                       389
                 Contracts acquired from other
                   institutions                                 136                       162

Total number of contracts in repossession
         as percentage of total contracts                      0.90%                     0.94%

The $1.2 million increase in inventories as of December 31, 1994 from June 30, 1994 is explained as follows:

                                                                             (in millions)
                                                                             -------------
         Manufacturing Group
         -------------------
                 Decrease in finished goods                                    $ ( .4)
                 Decrease in raw materials                                       (1.6)

         Retail Group
         ------------
                 Decrease in average stocking
                   levels at 165 sales centers owned
                   by the Company at June 30, 1994                               (1.4)
                 Increase in inventory due to twelve
                   new company-owned sales centers                                4.2

         Communities Group
         -----------------
                 Decrease in average inventory at 46
                   Communities owned by the Company at
                   June 30, 1994                                                  (.9)
                 Increase in inventory due to seven new
                   company-owned Communities                                      1.3
                                                                               ------
                                                                               $  1.2
                                                                               ======

         On December 31, 1994, order backlogs for the Manufacturing Group (consisting of company-owned and independent dealer orders) totaled $32.3 million, compared to $31.5 million at the same time last year.


Liquidity and Capital Resources

         Cash at December 31, 1994, was $26.1 million as compared to $38.9 million on June 30, 1994. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

SECOND QUARTER ENDED DECEMBER 31, 1994 AND 1993:

         The following table reflects the percentage changes in retail sales by the Company's retail sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned retail sales centers and in independent dealers. Comparative percentages are given for the second quarters ended December 31, 1994 and 1993:

                                                                          Second Quarter
                                                                    Fiscal year 1995 vs 1994
                                                                    ------------------------
         Retail:
                 Dollar sales                                                          +22.7%
                 Average number of sales centers                                       +16.6%
                 Average dollar sales per sales center                                 + 6.1%
                 Average home price                                                     +4.6%

         Wholesale:
                 Dollar sales                                                          +31.2%
                 Average number of independent dealers                                 - 3.4%
                 Average dollar sales to independent dealer                            +36.2%
                 Average home price                                                    + 8.7%

         Communities:
                 Dollar Sales                                                          +60.9%
                 Average number of communities                                         +41.4%
                 Average dollar sales per community                                    +10.3%
                 Average home price                                                    +13.4%

         Total revenues for the quarter ended December 31, 1994, increased 22% primarily because of a 27% increase in manufactured housing sales to $148 million. The balance of revenue growth resulted from a 4% increase in rental and other income to $9 million.

         Net sales of the Retail Group rose 23% to $90 million primarily due to the 6% increase in the average number of homes sold per Company sales center, the 5% rise in the average home price and the 17% increase in the average number of company-owned sales centers. The rise in the average home price is primarily attributable to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

         Net sales of the Manufacturing Group increased 31% to $52 million due to a 21% rise in the number of homes sold and the 9% increase in the average wholesale price to independent dealers. The average price rose primarily due to a slight change in product mix to multi-section homes and to increases in lumber costs.

         Net sales of the Communities Group increased 61% to $6 million primarily due to the 10% increase in the average dollar sales per community, the 13% increase in the average home price, and the 41% increase in the average number of communities. The increase in the average home price relates to a shift in the product mix toward new multi-section homes away from previously owned homes.

         Financial services income was flat at $21 million primarily due to a gain recorded in the second quarter of last year related to the sales of installment contract receivables. Such a sale did not occur during the second quarter of this year. This was offset by increases in interest income on originated receivables and in insurance income.

         Rental and other income increased 4% primarily due to a 34% increase in the average number of sites owned in communities and a 3% increase in occupancy rates.

         The following table shows the fluctuations in interest and loan servicing revenues and financial services interest expense related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the quarters ended December 31, 1994 and 1993:

                                                                    Second Quarter
                                                               Fiscal year 1995 vs 1994
                                                               Increase (Decrease) Due to
                                                            ---------------------------------
                                                            Rate        Volume        Total
                                                            ----        ------        -----
                                                                    (in thousands)
Interest and loan servicing
 revenues:
         Receivables owned                                 $ 1,131      $ 1,046       $ 2,177
         Receivables sold                                     (465)       1,450           985
         Master Servicing Contracts                            498         (930)         (432)
                                                           -------      -------       -------
                                                           $ 1,164      $ 1,566       $ 2,730
                                                           =======      =======       =======

         Interest and loan servicing revenues increased $3 million or 21% to $16 million. The average balance of receivables owned increased 18% to $237 million with an increase in the weighted average interest rate to 12.7% from 10.6%. The average balance of receivables sold with servicing retained increased 24% to $826 million with a decrease in the weighted average loan service spread to 3.5% from 3.8%.

         Financial Services interest expense decreased $.7 million, or 30%, to $1.5 million. Average debt collateralized by installment contract receivables dropped 30% to $55 million while the weighted average interest rate remained at 10.8%.

         Gross profit margins decreased to 30.1% from 31.5% in last year's second quarter. The decrease is primarily attributable to additional provisions for LIFO reserves. A decline in the proportion of retail sales as a percent of total Company sales also contributed to the decrease. Retail sales represented 61% of consolidated sales this year versus 63% last year.

         Selling, general and administrative expenses were 29.9% of sales
versus 33.7% in the prior comparable period.   The decrease is primarily due to
lower than expected insurance claims and the absence of expenses associated with an asset-backed sale.


         The provision for credit losses declined as a percent of sales to 0.7% from 0.9% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to decline.

         The following table presents write-off experience for the quarter ended December 31, 1994:

                                                                                Second Quarter Ended
                                                                                    December 31,
                                                                             ------------------------
                                                                              1994              1993
                                                                              ----              ----
Net losses as percentage of average
  loans outstanding (annualized):
                 All contracts                                                0.2%              0.4%
                 Contracts originated by VMF                                  0.0%              0.2%
                 Contracts acquired from
                   other institutions                                         2.5%              1.8%

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


                                 CLAYTON HOMES, INC.
                                 -------------------
                                   (Registrant)


Date:  13/February/1995            s/Joseph H. Stegmayer
     -----------------------      ------------------------
                                  Joseph H. Stegmayer
                                  President and
                                  Chief Operating Officer

                            INDEX TO EXHIBITS
                            -----------------


Exhibit
Number                      Description
- -------                     -----------
  11                        Statement Regarding Computation of Per Share
                            Earnings

  27                        Financial Data Schedule
                            (for SEC use only)