Form 10-Q
period 1995-03-31
CLAYTON HOMES INC
filed 1995-05-15
CIK 719547

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

Commission file number 1-8824

                              CLAYTON HOMES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Tennessee                                       62-0794407
- ---------------------------                     -----------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                 Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                            37902
- ---------------------------------------         ------------------------------
(Address of principal executive offices         (zip code)


                                 615-970-7200
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on March 31, 1995 - 75,481,416

CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)


                                                        Quarter Ended       Nine Months Ended
                                                          March 31,             March 31,
REVENUES                                                1995      1994      1995        1994
                                                        ----      ----      ----        ----
  Net sales                                          $139,635  $117,736   $426,387    $346,461
  Financial services                                   30,922    28,905     74,491      69,749
  Rental and other income                               9,126     3,595     24,737      15,935
                                                     --------  --------   --------    --------
      Total Revenues                                  179,683   150,236    525,615     432,145
EXPENSES
  Cost of sales                                        95,842    82,480    295,767     240,238
  Selling, general and administrative                  46,459    37,956    132,969     108,269
  Financial services interest                           1,322     1,942      4,428       6,357
  Provision for credit losses and
    contingencies                                       1,000       800      3,000       2,800
                                                     --------  --------   --------    --------
      Total Expenses                                  144,623   123,178    436,164     357,664
                                                     --------  --------   --------    --------
OPERATING INCOME                                       35,060    27,058     89,451      74,481
Interest income (expense)                                 150        63      1,948        (699)
                                                     --------  --------   --------    --------
Income before income taxes and cumulative
 effect of change in method of accounting
 for income taxes                                      35,210    27,121     91,399      73,782
Provision for income taxes                             12,900     9,600     32,700      26,600
                                                     --------  --------   --------    --------
INCOME BEFORE ACCOUNTING CHANGE                        22,310    17,521     58,699      47,182
Cumulative effect as of July 1, 1993 of change
 in method of accounting for income taxes                 ---       ---        ---       3,000
                                                     --------  --------   --------    --------
NET INCOME                                           $ 22,310  $ 17,521   $ 58,699    $ 50,182
                                                     ========  ========   ========    ========

Income per share before accounting change:(1)
  Primary                                            $    .29  $    .23   $    .77    $    .65
  Fully diluted (2)                                       .29       .23        .77         .63
Net income per share:(1)
  Primary                                            $    .29  $    .23   $    .77    $    .69
  Fully diluted (2)                                       .29       .23        .77         .67

Average shares outstanding: (1)
  Primary                                              75,873    74,371     75,872      72,656
  Fully diluted (2)                                    75,873    76,826     75,872      76,773

(1)   1994 figures adjusted for the December 5, 1994 5-for-4 stock split.
(2) 1994 figures computed assuming conversion of convertible subordinated debentures.

CONDENSED CONSOLIDATED BALANCE SHEETS                                    (Unaudited) (Audited)
(in thousands)                                                            March 31,   June 30,
                                                                             1995       1994
                                                                         ----------  ---------
Assets:
  Cash and cash equivalents                                               $102,430    $ 38,922
  Receivables, net                                                         254,005     354,114
  Inventories                                                               85,873      77,317
  Property, plant and equipment, net                                       155,777     129,883
  Other assets                                                             111,022     100,912
                                                                          --------    --------
TOTAL ASSETS                                                              $709,107    $701,148
                                                                          ========    ========

Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                                $ 48,153    $ 55,844
  Long-term obligations                                                     54,488      70,680
  Deferred income taxes                                                      4,407       7,258
  Other liabilities                                                         84,951     105,212
  Shareholders' equity                                                     517,108     462,154
                                                                          --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $709,107    $701,148
                                                                          ========    ========


                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                               MARCH  31,
                                                                            -----------------
                                                                           1995         1994
                                                                           ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $ 58,699      $ 50,182
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization                                       5,792         4,961
      Gain on sale of installment contract
        receivables, net of amortization                                (12,329)      (15,261)
      Provision for credit losses                                         3,000         2,800
      Increase in other receivables                                     (41,688)       (3,833)
      Change in other operating assets and
        liabilities                                                     (15,868)      (10,533)
      (Decrease) increase in other liabilities, net
        of other assets                                                 (14,514)       14,238
                                                                       ---------     --------
        Cash (used) provided by operations                              (16,908)       42,554

      Origination of installment
        contract receivables                                           (243,983)     (202,235)
      Proceeds from sales of originated
        installment contract receivables                                337,012       260,929
      Principal collected on originated
        installment contract receivables                                 30,119        24,101
                                                                       --------      --------
           Net cash provided by operations                              106,240       125,349

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of installment contract receivables                        (1,236)      (80,915)
  Proceeds from sales of acquired installment
    contract receivables                                                  7,112        59,379
  Principal collected on acquired installment
    contract receivables                                                 12,526         8,976
  Acquisition of property, plant and equipment                          (31,686)      (18,639)
  Decrease (increase) in restricted cash
    and investments                                                      15,490       (13,819)
                                                                       --------      ---------
        Net cash provided (used) by investing
          activities                                                      2,206       (45,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                         (1,541)            0
  Proceeds from short term borrowings                                   111,394        75,032
  Repayment of short term borrowings                                   (136,394)      (77,234)
  Repayment of debt collateralized by
    installment contract receivables                                    (16,192)      (20,267)
  (Repurchase) issuance of stock for
    incentive plans                                                      (2,205)        2,175
                                                                       ---------     --------
        Net cash used by financing activities                           (44,938)      (20,294)
                                                                       ---------     --------
  Net increase (decrease) in cash and
    cash equivalents                                                     63,508        60,037
  Cash and cash equivalents at beginning of year                         38,922        28,668
                                                                       --------      --------
  Cash and cash equivalents at end of period                           $102,430      $ 88,705
                                                                       ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                           $  5,003      $  8,241
    Income taxes                                                       $ 31,633      $ 19,568

                              Clayton Homes, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)



  1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1994.

      The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 1995 and the results of its operations for the nine months and quarter ended March 31, 1995 and 1994 and the changes in its cash position for the same periods. All such adjustments are of a normal recurring nature.

  2. The results of operations for the nine months and quarters ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the respective full years.

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

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NINE MONTHS ENDED MARCH 31, 1995 AND 1994:

      The following table shows the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given for the nine month periods ended March 31, 1995 and 1994:

                                                                   First Nine Months
                                                                Fiscal year 1995 vs 1994
                                                                ------------------------
       Retail:
            Dollar sales                                                 +15.7%
            Average number of sales centers                              +19.0%
            Average dollar sales per sales center                        - 2.8%
            Average home price                                           + 5.4%

       Wholesale:
            Dollar sales                                                 +37.9%
            Average number of independent dealers                        + 0.0%
            Average dollar sales to
              independent dealers                                        +37.9%
            Average home price                                           +11.4%

       Communities:
            Dollar Sales                                                 +23.9%
            Average number of communities                                +37.5%
            Average dollar sales per community                           - 9.9%
            Average home price                                           + 2.4%

            Total revenues for the nine months ended March 31, 1995 increased 22% because of the 23% increase in manufactured housing sales to $426 million, the 7% increase in financial services income to $74 million and the 55% increase in rental and other income to $25 million.

       Net sales of the Retail Group rose 16% to $258 million due to the 5% rise in the average home price, and the 19% increase in company-owned sales centers. This was partially offset by the 8% decrease in the average number of homes sold per sales center. The rise in the average home price is primarily attributable to increased costs and to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

       Net sales of the Manufacturing Group increased 38% to $152 million due to a 24% rise in the number of homes sold and the 11% increase in the average wholesale price to independent dealers. The average price rose primarily due to increases in raw material cost.

       Net sales of the Communities Group rose 24% to $16 million due to a 21% increase in units sold and a 2% increase in the average home price.

       Financial services income increased 7%. Insurance related revenues rose $7 million, and interest and loan servicing revenues increased $2.3 million. Gains on the sale of installment contract receivables decreased by $3 million as compared to the prior year.

       Rental and other income increased 55% primarily due to a 31% increase in the average number of sites owned in communities and to a 4% increase in the occupancy percentage.

       The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. Receivables owned or sold are the installment contract receivables originated from the retail sale of homes by the Company or are purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and, in certain cases, have been used to collateralize debt or to create a subordinated interest for the Company in a pool of receivables accounted for by the consolidated method. Receivables sold are pooled and sold, and generate gains representing the discounted present value of the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the first nine months ended March 31, 1995 and 1994:

                                                    First Nine Months
                                                 Fiscal year 1995 vs 1994
                                                Increase (Decrease) Due to
                                                ---------------------------
                                                  Rate      Volume      Total
                                                  ----      ------      -----
                                                       (in thousands)
Interest and loan servicing
 revenues:
   Receivables owned                             $ 1,522    $(2,991)    $(1,469)
   Receivables sold                               (1,702)     5,777       4,075
   Master Servicing Contracts                        868     (1,133)       (265)
                                                 -------    -------     -------
                                                 $   688    $ 1,653     $ 2,341
                                                 =======    =======     =======


      Interest and loan servicing revenues increased 6% to $45 million. The average balance of receivables owned decreased to $211 million with an increase in the weighted average interest rate to 12.7% from 11.8%. The average balance of receivables sold with servicing retained increased 34% to $849 million with a decrease in the weighted average loan service spread to 3.6% from 3.9%.

      Financial Services interest expense decreased $1.8 million, or 30%, to $4.4 million. Average debt collateralized by installment contract receivables dropped 29% from $78 million to $55 million, while the weighted average interest rate remained at 10.8%. The terms of the debt preclude the Company from prepaying it.

      Gross profit margins decreased to 30.6% from 30.7%. The decrease is primarily attributable to a decline in the proportion of retail sales, which are higher in margin than wholesale sales, as a percent of total Company sales. Retail sales represented 60% of consolidated sales this year versus 64% last year.

      Selling, general and administrative expenses were 25.3% of revenues versus 25.1% in the prior comparable period. The increase is largely the result of insurance claims experience and expenses associated with the sale of installment contract receivables.

      The provision for credit losses declined as a percent of sales to 0.7% from 0.8% last year primarily due to the trend of credit losses as a percent of average loans outstanding continuing to decline.

    The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.


                                                  Delinquency Percentage
                                                      on March 31
                                                    1995       1994
                                                    ----       ----
Total delinquencies as percentage
of contracts outstanding:
      All contracts                                1.74%      1.70%
      Contracts originated by VMF                  1.29%      1.20%
      Contracts acquired from other
        institutions                               3.75%      3.98%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either contingently liable or owner:


                                            Loan Loss/Repossession Experience
                                                for the nine months ended
                                                        March 31
                                                    1995       1994
                                                    ----       ----
Net losses as percentage of average
  loans outstanding (annualized):
      All contracts                                  0.2%       0.4%
      Contracts originated by VMF                    0.0%       0.1%
      Contracts acquired from
        other institutions                           2.5%       1.9%

Number of contracts in repossession:
      Total                                          563        622
      Contracts originated by VMF                    430        386
      Contracts acquired from other
        institutions                                 133        236

Total number of contracts in repossession
    as percentage of total contracts                0.90%      1.04%

The $8.6 million increase in inventories as of March 31, 1995 from June 30, 1994 is explained as follows:

      Manufacturing Group                                  (in millions)
      -------------------                                  -------------
           Increase in finished goods                         $ 6.0
           Decrease in raw materials                           (3.2)

      Retail Group
      ------------
           Decrease in average stocking
             levels at 165 sales centers owned
             by the Company at June 30, 1994                   (1.4)
           Increase in inventory due to 20
             new company-owned sales centers                    7.2

      Communities Group
      -----------------
           Decrease in average inventory at 46
             communities owned by the Company at
             June 30, 1994                                     (1.2)
           Increase in inventory due to seven new
             company-owned communities                          1.2
                                                              -----

                                                              $ 8.6
                                                              =====

      On March 31, 1995, order backlogs for the Manufacturing Group (consisting of company-owned and independent dealer orders) increased 25% to $39.5 million, from $31.5 million at the same time last year.

Liquidity and Capital Resources

      Cash at March 31, 1995, was $102.4 million as compared to $38.9 million on June 30, 1994. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

THIRD QUARTER ENDED MARCH 31, 1995 AND 1994:

      The following table reflects the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned, retail sales centers, communities and independent dealers. Comparative percentages are given for the third quarters ended March 31, 1995 and 1994:

                                                        Third Quarter
                                                    Fiscal year 1995 vs 1994
                                                    ------------------------
      Retail:
           Dollar sales                                      +10.7%
           Average number of sales centers                   +19.5%
           Average dollar sales per sales center             - 7.3%
           Average home price                                + 5.7%

      Wholesale:
           Dollar sales                                      +37.4%
           Average number of independent dealers             - 2.1%
           Average dollar sales to independent dealers       +40.3%
           Average home price                                + 7.6%

      Communities:
           Dollar Sales                                      + 3.0%
           Average number of communities                     +43.2%
           Average dollar sales per community                -28.1%
           Average home price                                - 8.5%


      Total revenues for the quarter ended March 31, 1995, increased 20% primarily because of a 19% increase in manufactured housing sales to $140 million and a $6 million increase in rental and other income. The balance of revenue growth came from a 7% increase in financial service income to $31 million.

      Net sales of the Retail Group rose 11% to $85 million primarily due to the 7% rise in the average new home price and the 20% increase in the average number of company-owned sales centers. This was partially offset by the 12% decrease in the average number of homes sold per sales center. The rise in the average home price is primarily attributable to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

      Net sales of the Manufacturing Group increased 37% to $50 million due to a 28% rise in the number of homes sold and the 8% increase in the average wholesale price to independent dealers. The average price rose primarily due to increases in raw material costs.

      Net sales of the Communities Group increased 3% to $5 million primarily due to a 13% increase in units sold partially offset by the 9% decrease in the
average home price.   The decrease in the average home price relates to a shift
in the product mix toward single-section homes away from multi-section homes.

      Financial services income increased 7% to $31 million primarily due to increases in insurance revenues and in interest income on originated receivables. A slight increase in the gain related to the sales of installment contract receivables also contributed to the increase.

      Rental and other income increased $6 million to $9 million primarily due to a 35% increase in the average number of sites owned and a 4% increase in occupancy rates.

      The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the quarters ended March 31, 1995 and 1994:

                                               Third Quarter
                                          Fiscal year 1995 vs 1994
                                          Increase (Decrease) Due to
                                        ----------------------------
                                         Rate      Volume     Total
                                         ----      ------     -----
                                               (in thousands)
Interest and loan servicing
 revenues:
      Receivables owned                $ 1,182    $(1,500)   $ (318)
      Receivables sold                    (662)     1,865     1,203
      Master Servicing Contracts           689       (889)     (200)
                                       -------    -------    ------
                                       $ 1,209    $  (524)   $  685
                                       =======    =======    ======

      Interest and loan servicing revenues increased $1 million or 5% to $15 million. The average balance of receivables owned decreased 21% to $182 million with an increase in the weighted average interest rate to 13.9% from 11.6%. The average balance of receivables sold with servicing retained increased 28% to $917 million with a decrease in the weighted average loan service spread to 3.6% from 4.0%.

      Financial Services interest expense decreased $.6 million, or 31%, to $1.3 million. Average debt collateralized by installment contract receivables dropped 30% to $50 million while the weighted average interest rate decreased from 10.8% to 10.7%.


      Gross profit margins increased to 31.4% from 29.9% in last year's third quarter. The increase is primarily attributable to company-owned sales centers selling more company-produced product than last year. Company-owned sales centers bought 11% more of their units sold from company-owned plants.

      Selling, general and administrative expenses were 25.9% of revenues
versus 25.3% in the prior comparable period.   The increase is primarily due to
higher than expected insurance claims and to increase in expenses associated with the asset-backed sale.

    The provision for credit losses remained at .7% of sales primarily due to the trend of credit losses as a percent of average loans outstanding continuing to decline.

      The following table presents write-off experience for the quarter ended March 31, 1995:


                                          Third Quarter Ended
                                               March 31,
                                          --------------------
                                          1995             1994
                                          ----             ----
Net losses as percentage of average
  loans outstanding (annualized):
      All contracts                       0.1%             0.3%
      Contracts originated by VMF         0.0%             0.0%
      Contracts acquired from
        other institutions                2.1%             1.9%

                         PART II - - OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - - Exhibits and Reports for Form 8-K.

      (a) 11. Statement regarding computation of per share earnings:

      (b)  27.  Financial Data Schedule (for SEC use only)

                              CLAYTON HOMES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CLAYTON HOMES, INC.
                                           -------------------
                                              (Registrant)


Date: May 12, 1995                         /s/ Joseph H. Stegmayer
     --------------------                  -----------------------
                                           Joseph H. Stegmayer
                                           President and
                                           Chief Operating Officer