Form 10-K
period 1995-06-30
CLAYTON HOMES INC
filed 1995-09-28
CIK 719547

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1995

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from          to
                                                        ----------  -----------
Commission file number 1-8824

                             CLAYTON HOMES, INC.
           (Exact name of registrant as specified in its charter)

Tennessee                                                     62-0794407
--------------------------------------------   ---------------------------------------
State or other jurisdiction of incorporation   (I.R.S. Employer Identification Number)
or organization

623 Market Street
Knoxville, Tennessee                                             37902
----------------------------------------       ---------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: 615-970-7200
Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                        which registered
--------------------------------------------------------------------------------
COMMON STOCK, $.10 PAR VALUE PER SHARE                 NEW YORK STOCK EXCHANGE


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
                                                   Yes  X   No
                                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 18, 1995, was approximately $1,212,845,315 (55,763,003 shares at closing price on the NYSE of $21.75). For this purpose all shares beneficially held by executive officers and the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, $.10 par value, outstanding on August 18, 1995, were 75,757,052.

Exhibit index appears on pages 14-15.

                                  DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K                 Documents from which portions are incorporated by reference
-----------------                ------------------------------------------------------------

Part II (except for Item 5)       Annual Report to Shareholders for fiscal year ended June 30, 1995

Part III                          Proxy Statement relating to
                                  Company's Annual Meeting of Shareholders on
                                  November 8, 1995

                             CLAYTON HOMES, INC.

                                    PART I
ITEM 1.  BUSINESS

GENERAL

Clayton Homes, Inc. and its subsidiaries (The Company) produces, sells, finances and insures primarily low to medium priced manufactured homes. The Company's 16 manufacturing plants produce homes which are marketed in 28 states through 668 retail dealers, of which 192 are Company-owned sales centers and 55 are Company-owned community sales centers. The Company provides installment financing to purchasers of manufactured homes sold by its retail centers and by selected independent dealers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. The Company acts as agent, earns commissions and reinsures risks on physical damage and credit life insurance policies issued by a non-related insurance company (ceding company) in connection with the Company's retail sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Tennessee corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located in Knoxville, Tennessee.

The following table shows the percentage of revenue derived from sales by Company-owned retail centers, sales to independent dealers and financial services operations and other income for each of the last three fiscal years.

                                                            YEAR ENDED JUNE 30,
                                                          1995    1994     1993
         Sales by Company-owned retail centers
          and communities..........................        53%     54%      56%
         Sales to independent dealers..............        29      27       25
         Financial services and other..............        18      19       19
                                                          ----    ----     ----
         Total.....................................       100%    100%     100%
                                                          ====    ====     ====

For information relating to the Company's three major business segments, see
Note 11 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

Company sales reflect the seasonality of the manufactured housing industry. In recent years, approximately 30% of the Company's sales have occurred in its fourth quarter ended June 30.

MANUFACTURED HOMES

A manufactured home made by the Company is a factory-built, completely finished dwelling. Constructed to be transported by truck, the home is mounted on wheels attached to its frame. Manufactured homes are designed to be permanent, primary residences sited and attached to utilities.

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $13,000 to $75,000 with sizes from 675 to 1,900 square feet.

The Company markets homes under a variety of model names. Homes include as standard equipment central heating, range, refrigerator, and color-coordinated window, wall and floor coverings. Optional features include central air conditioning, wood-burning fireplaces, bay windows, hardwood floors, whirlpool tubs, skylights, and furniture.

MANUFACTURING OPERATIONS

The Company owns or leases 16 manufacturing plants, ranging in size from 53,000 to 226,000 square feet. Plants are located in Andersonville, Ardmore, two in Bean Station, Halls, Maynardville, Rutledge, Savannah and White Pine, Tennessee; in Henderson, Oxford and Richfield, North Carolina; in Waycross, Georgia and one in Bonham and two in Waco, Texas. See "Properties (item 2)." The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced against orders received from independent and Company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 31,000 homes per year. During the fiscal year ended June 30, 1995, the Company produced 18,713 homes.

The principal materials utilized in the production of the Company's homes are steel, aluminum, wood, fiberglass, carpet, vinyl floor covering, hardware items, appliances and electrical items. The Company purchases, among other things, steel for the frames, appliances, plumbing fixtures, furniture, windows and doors. The Company uses a number of supply sources, and it believes that the materials and parts necessary for the construction and assembly of its homes will remain readily available from these sources. In the event that any of these items are not readily available or are available at a higher cost than could be passed on to consumers, the operations of the Company could be materially adversely affected.

The Company offers a one-year, limited warranty covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 1995, and June 30, 1994, amounted to approximately $9,420,000 and $7,510,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $68,700,000 and $42,300,000 on June 30, 1995, and 1994, respectively. Based on the Company's current production rate, approximately seven weeks would be required to fill backlog orders at June 30, 1995.

SALES OF HOMES MANUFACTURED BY THE COMPANY

The following table sets forth manufacturing sales data for number of homes shipped to Company-owned retail centers and to independent dealers, total number of homes sold, number of plants, number of independent dealers and number of Company-owned retail centers for the periods indicated.

                                                                                                  AT OR FOR THE
                                                                                               YEAR ENDED JUNE 30,
                                                                                           1995       1994      1993
          Number of homes sold to independent dealers . . . . . . . . . . . . . .          11,025     9,389      6,890
          Number of homes shipped to Company-owned retail centers . . . . . . . .           7,917     6,948      6,155
                                                                                           ------    ------     ------
          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,942    16,337     13,045
                                                                                           ======    ======     ======
          Number of plants operating  . . . . . . . . . . . . . . . . . . . . . .              16        13         13
          Number of independent dealers . . . . . . . . . . . . . . . . . . . . .             421       372        371
          Number of Company-owned communities . . . . . . . . . . . . . . . . . .              55        46         33
          Number of Company-owned retail centers  . . . . . . . . . . . . . . . .             192       165        143

INDEPENDENT DEALERS

In the years ended June 30, 1995, and 1994, 58% and 57%, respectively, of homes manufactured by the Company were sold to its independent dealers. As of June 30, 1995, the Company had 421 independent dealers in 25 states. The Company's independent dealer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent dealers also help the Company ensure that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company generally does not assist independent dealers in arranging financing for their retail customers. However, the Company's finance subsidiary, Vanderbilt Mortgage and Finance, Inc.(VMF), may provide financing for retail customers of selected independent dealer locations with terms and conditions similar to those provided to Company-owned dealerships.

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

Typically the Company neither provides inventory financing arrangements for independent dealer purchases nor consigns homes. As is customary in the industry, lenders financing independent dealer purchases require that the Company execute repurchase agreements which provide that, in the event of dealer default under the dealer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. Historically, any homes repurchased under such agreements have been resold to other dealers, including Company-owned retail centers, at no less than the repurchase price. During the last five fiscal years, the Company has incurred no significant losses resulting from these contingent obligations, but there can be no assurance that losses will not occur in the future.

COMPANY RETAIL OPERATIONS

As of June 30, 1995, the Company sold homes through 192 Company-owned retail centers in 18 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes they sold during the last three fiscal years.


                                                               YEAR ENDED JUNE 30,
                                                             1995      1994      1993
          Number of Company-owned centers . . . . .           192       165        143
          Number of new homes sold (including homes
             built by the Company and by other
             manufacturers) . . . . . . . . . . . .        11,352    10,071      8,752
          Average retail price of new homes sold  .       $30,565   $29,103    $26,434
          Number of previously-owned homes sold . .         2,746     2,523      2,126


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

Homes sold by Company-owned retail centers are delivered to the home owner's site by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home includes delivery and setup of the home at the retail purchaser's site. Electrical, water and gas connections are done by licensed technicians at the home owner's expense.

FINANCIAL SERVICES

The Company believes that the ability to make financing available to retail purchasers is a materially important factor affecting the market acceptance of its product. The Company facilitates retail sales by making loans through its finance subsidiary, VMF, and by maintaining relationships with conventional lenders such as banks and finance companies for the pre-arranged sale of retail installment contracts. The following table reflects the relative percentages of homes sold by the Company's retail centers which were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.



                                                              YEAR ENDED JUNE 30,
                                                       1995           1994         1993
          VMF . . . . . . . . . . . . . . . .            72%            74%          74%
          Conventional lenders  . . . . . . .             5              5            4
          Customer arranged or cash . . . . .            23             21           22
                                                        ----           ----         ----
          TOTAL . . . . . . . . . . . . . . .           100%           100%         100%
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

In addition to purchasing manufactured housing contracts from Company-owned and independent dealers on an individual basis, VMF makes bulk purchases of manufactured housing contracts. It also performs, on behalf of other institutions, servicing of manufactured housing contracts that were not purchased or originated by VMF. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies or instrumentalities, or other entities that purchase and hold manufactured housing contracts.

VMF is actively seeking arrangements by which it can service manufactured housing contracts originated by other lenders. VMF currently anticipates that it will only seek servicing responsibilities which relate to manufactured housing contracts.

UNDERWRITING POLICIES. Retail customers of the Company who express a desire to obtain financing by or through the Company complete a credit application form which is initially reviewed by the manager of the Company-owned retail center. The manager then forwards the application to VMF or another source of financing.

Credit applications are then evaluated by VMF credit managers. VMF's underwriting guidelines generally require that each applicant's credit history, residence history, employment history and income to debt payment ratios be examined. There are no requirements on the basis of which, if met, credit is routinely approved; or if they are not met, credit is routinely denied. If in the judgment of the VMF credit manager an applicant does not meet minimum underwriting criteria, there generally must be compensating higher ratings with respect to other criteria in order for an applicant to be approved. Credit managers must confirm that the credit investigation gave a complete and up-to-date accounting of the applicant's creditworthiness. Credit managers are encouraged to obtain second opinions on loans for relatively large dollar amounts or those which in their judgment, tend to rank lower in terms of underwriting criteria. Generally, the sum of the monthly installment housing obligation, which includes the manufactured home loan payment and monthly site costs, should not exceed 28% of the applicant's gross monthly income.

With respect to those customers determined to be credit worthy, VMF requires a down payment in the form of cash, the trade-in value of a previously owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the dealer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by dealer personnel, who are not appraisers but are familiar with the area in which the property is located. The minimum amount of the down payment is 5% of the purchase price. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees, set-up costs and certain insurance premiums (including up to five years of premiums on required hazard insurance). The balance of the purchase price is financed by an installment sales contract providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Normally, the contracts provide for equal monthly payments, generally over a period of five to fifteen years at fixed rates of interest. VMF's installment contracts may provide for either fixed rates or adjustable rates of interest. VMF believes the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment, and not to the interest rate.

VMF has developed financing options such as contracts with a seven-year term (compared to the industry norm of 15 to 20 years) which provide financing to its customers at a relatively lower cost. The Company also offers a bi-weekly payment contract which provides for 26 payments a year which are made by electronically drafting the purchaser's checking account. The Company believes that such financing options are attractive to the customer and improve market acceptance of its homes as well as improve its delinquency and repossession experience.

During the last eight fiscal years, VMF has become the most significant source of financing for purchasers of the Company's homes. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 1995, VMF originated 13,857 contracts. At June 30, 1995, VMF was servicing approximately 90,000 contracts with an aggregate dollar amount of $1,434 million of which VMF has ownership interest or contingent liability on approximately 67,000 contracts with an aggregate dollar amount of $1,201million. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods are as follows:

                                               Contract Originations
                                                Year Ended June 30,
                                             1995       1994        1993
                                              (Dollars in thousands)
Principal Balance of Contracts
 Originated (in thousands)  . . . . .      $345,260    $292,435    $230,733
Number of Contracts Originated  . . .        13,857      12,401      10,880
Average Contract Size (1) . . . . . .      $ 24,916    $ 23,582    $ 21,207
Average Interest Rate (1) . . . . . .         12.24%      10.84%      11.61%

(1) At period end.

The following table shows the size of the portfolio of manufactured housing contracts serviced by VMF on which it was contingently liable or owner on the dates indicated:


                                              Contract Servicing Portfolio
                                                  Year Ended June 30,
                                             1995         1994       1993
Total Number of Contracts Being
 Serviced . . . . . . . . . . . . . .        66,960      60,165      52,433
 Originated by VMF  . . . . . . . . .        55,923      47,944      42,656
 Acquired from other
  institutions  . . . . . . . . . . .        11,037      12,221       9,777


VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans. After short-term warehousing, VMF transfers or pledges these loans, generally in pools, to institutional investors or long-term lenders.

VMF maintains long-term committed credit facilities and other arrangements or relationships with institutional investors. It acts as a permanent lender on certain conventional loans in that it holds these loans as long-term receivables, pledging them as collateral for borrowings. VMF also permanently funds conventional loans by pooling them for sale to institutional investors. Proceeds of both sources of funding are principally used to repay short-term borrowings. VMF retains servicing in both cases.

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $1,000,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 1995, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $58 million. As of June 30, 1995, VMF was servicing 238 GNMA pools totaling $158 million in principal balances. Use of GNMA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition, corporate existence and employment of certain key individuals. The Company may remain contingently liable on installment sales contracts sold with recourse to institutional investors; this contingent liability amounted to approximately $49 million as of June 30, 1995. See Note 6 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

The interest rates on 99% of the long-term credit facilities or the pass-through certificates representing ownership of the pools are fixed or have adjustable rates with ceilings, while the remaining 1% have variable rates which provide for no minimum or maximum rate of interest. VMF attempts to match liabilities and assets as to both term and rate. This reduces loss exposure from interest rate fluctuations. VMF uses a number of techniques to achieve this result, principally by pricing its fixed rate receivables at or above the maximum rate allowed under such arrangements. When loans are funded under arrangements which do not have a maximum rate, the Company attempts to price these loans at or above forecasted interest rates. The Company minimizes the use of credit facilities which do not carry a maximum rate.

The Company believes that, as long as buyers of the Company's homes remain sensitive primarily to the amount of their monthly payments rather than interest rates and VMF is able to continue to implement its loan practice and pricing policies, changes in interest rates will not materially effect its business. There can be no assurance, however, that a significant change in interest rates will not have a material effect on the Company's business and financial condition. Generally, the Company's and VMF's existing borrowing arrangements do not provide for interest rate hedging.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. The Acquired Contracts were originated by savings and loan associations or savings banks and acquired indirectly or directly from them by VMF. The Acquired Contracts were underwritten on the basis of underwriting criteria that were different from and, as a whole, not as strict as VMF's underwriting criteria.

In fiscal 1992 and 1994, VMF became the servicer of 15,409 and 20,180 manufactured housing installment sales contracts with an approximate principal balance of $199 million and $285 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to this portfolio. At June 30, 1995, VMF was servicing approximately 22,565 of these installment sales contracts with an approximate principal balance of $240 million.

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

The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past-due 30 days or more.

                                                      Delinquency Percentage at June 30
                                                         1995        1994       1993
                                                         ----        ----       ----
   Total delinquencies as percentage of
   contracts outstanding:
     All contracts  . . . . . . . . . . . . . . . .     2.03%        1.97%       1.63%
     Contracts originated by VMF  . . . . . . . . .     1.67         1.16        1.39
     Contracts acquired from other institutions . .     4.04         5.14        2.68


The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                              Loan Loss/Repossession Experience
                                                              at or for the year ended June 30

                                                                1995        1994        1993
                                                                ----        ----        ----
   Net losses as percentage of
   Average loans outstanding:
    All contracts . . . . . . . . . . . . . . . . . . . . .       0.2%       0.3%        0.6%
    Contracts originated by VMF . . . . . . . . . . . . . .       0.0%       0.1%        0.2%
    Contracts acquired from other institutions. . . . . . .       2.2%       1.8%        2.9%

   Number of contracts in repossession:
    Total . . . . . . . . . . . . . . . . . . . . . . . . .       540        565         523
    Contracts originated by VMF . . . . . . . . . . . . . .       422        388         333
    Contracts acquired from other institutions. . . . . . .       118        177         190

   Total number of contracts in repossession as
   percentage of total contracts  . . . . . . . . . . . . .      0.81%      0.94%       1.00%


Generally, the Company pays off the related installment sales contract upon repossession of a home and then resells the home. The Company believes that as long as it is able to sell repossessed homes at satisfactory margins, the increased repossession costs associated with payoffs of installment sales contracts will be largely offset by resales of repossessed homes. See Note 6 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders. There can be no assurance that the Company's future results with respect to the payoff and resale of repossessed homes will be consistent with its past experience.

INSURANCE OPERATIONS. The Company acts as agent on physical damage and credit life insurance written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 1995, the Company acted as the agent on physical damage and credit life insurance policies on approximately 73% and 45%, respectively, of Company retail sales. Physical damage policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPC), a wholly-owned subsidiary of the Company incorporated during fiscal year 1993. The credit life insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLCIC) a majority-owned subsidiary of the Company.

MANUFACTURED HOUSING COMMUNITIES

In fiscal 1995 the Communities Group acquired 2,538 sites in nine communities bringing total sites owned to 15,541 at June 30, 1995, a 20% increase from the prior year. See "Properties. (item 2)". The following table lists the number of community sites owned and under exclusive marketing agreements and the aggregate occupancy rate at the end of the last three fiscal years:

                                                      June 30
                                         1995           1994         1993
                                         ----           ----         ----
         Home sites owned              15,541         13,003        9,950

         Exclusive marketing                0              0          480
                                       ------         ------       ------
         Total                         15,541         13,003       10,430
                                       ======         ======       ======

         Occupancy rate                    68%            64%          60%
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

A variety of laws affect the sale of manufactured homes on credit by the Company. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z (issued by the Board of Governors of the Federal Reserve System) require written disclosure of information relative to such credit sales, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires disclosure of certain information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B (issued by the Board of Governors of the Federal Reserve System) prohibit discrimination against any credit applicant based on sex, marital status, race, color, religion, national origin, age (provided the applicant has the capacity to contract), receipt of income from any public assistance program or the good faith exercise by the applicant of any right under the Consumer Credit Protection Act. Regulation B establishes administrative requirements for compliance with the Equal Credit Opportunity Act and, among other things, requires the Company to provide a customer whose credit request has been denied with a statement of reasons for the denial. The Federal Trade Commission has issued or proposed various Trade Regulation Rules dealing with unfair credit practices, collection efforts, preservation of consumers' claims and defenses and the like. Installment sales contracts eligible for inclusion in the GNMA Program are subject to credit underwriting requirements of the FHA or the VA.

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

The Company is subject to the Magnuson-Moss Warranty Improvement Act which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

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

EMPLOYEES

As of June 30, 1995, the Company employed 4,728 persons. Of these, 1,218 were employed in retail sales, 2,872 in manufacturing, 269 in financial services, 305 in communities and 64 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

SECTION 16 COMPLIANCE

For the fiscal year ended June 30, 1995, all Forms 3, 4 and 5, as required by the Securities and Exchange Commission Rules under Section 16 of the Securities Exchange Act of 1934, were filed on time, except that amendments to Form 4 filed by Kevin T. Clayton for the sale of Common Stock in August 1994 and for the acquisition of Common Stock in April 1995, were filed late.

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

          LOCATION OF PROPERTY
                                              APPROXIMATE
          MANUFACTURING OPERATIONS            SQUARE FEET
          Owned by company
            Tennessee
                Maynardville                     98,000
                Savannah                         85,000
                Ardmore                          53,000
                Rutledge                         87,000
                Bean Station #1                 103,000
                Bean Station #2                 128,000
                Andersonville                   126,000
                White Pine                      130,000
            North Carolina
                Henderson                       100,000
                Oxford                           80,000
                Richfield                       226,000
            Georgia
                Waycross                         80,000

                                               APPROXIMATE
        MANUFACTURING OPERATIONS(CON'T)        SQUARE FEET
          Texas
                Waco #1                          93,000
                Waco #2                          80,000
                Bonham                          113,000
          Leased
                Halls, Tennessee                 69,000

                                               APPROXIMATE
        COMMUNITIES                                  ACRES
          Owned by company
            Arizona
                Phoenix                              47
            Colorado
                Denver                              125
                Thornton                            184
            Florida
                Gainesville (2)                     132
                Jacksonville (2)                     85
                Kissimmee                            41
                Mulberry                             28
            Georgia
                Douglasville (2)                     97
            Iowa
                Carter Lake                          41
            Missouri
                Independence                         90
            Michigan
                Kalamazoo                           126
            North Carolina
                Greensboro                           83
            Oklahoma
                Norman                               44
            Tennessee
                Farragut                             23
                Knoxville (3)                       147
                LaVergne                             76
                Morristown                           12
                Maryville (2)                        67
                Powell                               23
                Rockford                             13
                Tullahoma                            18
            Texas
                Arlington                            43
                Dallas (2)                           84
                Denton (3)                          201
                Fort Worth (4)                      104
                Flower Mound                         18
                Greenville                           25
                Houston (3)                         115
                Humble                               55
                Little Elm                           48
                Mesquite                             27
                Pearland                             30
                San Angelo                           90
                San Antonio (4)                     206
                Schertz                              71
                Wylie (2)                           179
            Virginia
                Evington                             70



The Company-owned retail centers are generally one to four acre sites with a manufactured office unit serving as sales office. The balance of a retail center site is devoted to the display of homes. Of the 192 retail centers, 86 are owned and 106 occupy leased property. The Company does not believe that any of the property owned or leased for an individual retail center is material to its overall business.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the period from July 1, 1993 to June 30, 1995, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                                      Fiscal              Fiscal
                                       1995                1994
              QUARTER ENDED       HIGH      LOW       HIGH      LOW
               September         $18.60   $14.20     $19.68   $14.72
               December           15.90    12.30      19.40    14.56
               March              18.13    14.00      21.30    15.70
               June               18.00    15.38      18.00    13.60

(b) As of August 18, 1995, there were 1,991 holders of record (approximately 27,000 beneficial holders) of the Company's Common Stock.

(c) It is the policy of the Board of Directors of the Company to reinvest substantially all earnings in its business. The Board of Directors initiated the payment of cash dividends at the November 9, 1994 shareholders meeting of $.02 per share per quarter. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. Additionally, certain of the Company's financing agreements have various covenants that restrict payments which may be made for dividends and other stock transactions. At June 30, 1995, the aggregate amount of earnings available for cash dividends or for repurchase of the Company's stock was $368,000,000.

The following portions of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM 6.  SELECTED FINANCIAL DATA.
Ten Year Review on page 14.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 12-18.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 - Quarterly Results (unaudited) on page 13.
 - Report of Independent Accountants on page 16.
 - Consolidated Balance Sheets on page 16.
 - Consolidated Statements of Income on page 17.
 - Consolidated Statements of Changes in Shareholders' Equity on page 17.
 - Consolidated Statements of Cash Flows on page 18.
 - Notes to the Consolidated Financial Statements on pages 19-36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Executive Officers of the Company

     NAME                AGE             POSITION
James L. Clayton         61     Chairman of the Board and
                                Chief Executive Officer

Joseph H. Stegmayer      44     President and Chief Operating Officer (a)

David M. Booth           42     Executive Vice President - Retail

Kevin T. Clayton         32     Secretary (b)

Timothy R. Rhoades       43     Treasurer  (c)

(a) Mr. Stegmayer joined the Company in July 1993 as President and Chief Operating Officer. From 1982 to July 1993 he served as Vice President, Chief Financial Officer, Treasurer and Director of Worthington Industries, Inc.

(b) Secretary since December 1993. Prior to December 1993, he was in various management positions within The Company.

(c) Mr. Rhoades joined the Company in August 1993 as Corporate Controller and became Treasurer in November of 1993. From August 1992 to February 1993, he served as Chief Financial Officer of Lexalite International Corporation and prior to that held various financial positions with Worthington Industries, Inc.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)  The following documents are filed as part of this report:

          1.    Financial Statements: (Included in Annual Report - Exhibit 13).

                        The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in
                        Part II, Item 8 are incorporated by reference to the 1995 Annual Report to Shareholders for the year ended June 30, 1995.

                        Report of Independent Accountants.

                        Consolidated Balance Sheets - June 30, 1995 and 1994.

                        Consolidated Statements of Income - years ended June 30, 1995, 1994 and 1993.

                        Consolidated Statements of Changes in Shareholders' Equity - years ended June 30, 1995, 1994 and 1993.

                        Consolidated Statements of Cash Flows - years ended June 30, 1995, 1994 and 1993.

                        Notes to the Consolidated Financial Statements.

          3.  Exhibits:

                3.      (a) Restated charter as amended.(A)

                        (b) Bylaws.(B)

                        (c) Amendment to Bylaws. (A)

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

                        (c) Clayton Homes, Inc. 1983 Stock Option Plan.(B)

                        (d) Clayton Homes, Inc. 1985 Stock Option Plan.(F)

                        (e) 1991 Employee Stock Incentive Plan.(H)

                        (f) Directors' Equity Plan.(H)

                        (g) Directors' Equity Plan.(I)

                        (h) Directors' Equity Plan.(J)

                        (i) Clayton Homes, Inc. Employee Savings Plan and
                            partnership.(C)

                        (j) Description of Clayton Homes, Inc. bonus
                            arrangement for key executives.(J)

                11.     Computation of earnings per share.

                13.     Annual Report to Shareholders for year ended June 30,
                        1995.(D)

                21.     List of Subsidiaries of the Registrant.

                23.     Consent of Coopers & Lybrand L.L.P.

                27.     Financial Data Schedule (for SEC use only).


-------------------------------------------
(A) Filed with the Company's Form 10-K for the year ended June 30, 1992, and incorporated by reference thereto.

(B) Filed as Exhibits to Registration Statement on Form S-1 (SEC File No. 2-83705) and incorporated by reference thereto.

(C) Filed with Registration Statement on Form S-1 (SEC File No. 2-92565) and incorporated by reference thereto.

(D) For the information of the Commission only, except to the extent of portions specifically incorporated by reference.

(E) Filed as Exhibits to Registration Statement on Form S-1 (SEC File No. 33-2665) and incorporated by reference thereto.

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

---------------------------------------------
(b)       Reports on Form 8-K.
          No reports were filed in the Registrant's last quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on September 21, 1995.

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

s/James L. Clayton           September 21, 1995       Chairman of the Board and
------------------------                              Chief Executive Officer
James L. Clayton                                      (Principal Executive Officer)



s/Joseph H. Stegmayer        September 21, 1995       President, Chief Operating Officer
------------------------                              and Director
Joseph H. Stegmayer



s/Timothy R. Rhoades         September 21, 1995       Treasurer (Principal Accounting
------------------------                              Officer)
Timothy R. Rhoades



s/Kevin T. Clayton           September 21, 1995       Secretary
------------------------
Kevin T. Clayton



s/B. Joe Clayton             September 21, 1995       Director
------------------------
B. Joe Clayton



s/James D. Cockman           September 21, 1995       Director
------------------------
James D. Cockman



s/Wallace C. Doud            September 21, 1995       Director
------------------------
Wallace C. Doud



s/Dan W. Evins               September 21, 1995       Director
------------------------
Dan W. Evins



s/Wilma H. Jordan            September 21, 1995       Director
------------------------
Wilma H. Jordan



s/C. Warren Neel             September 21, 1995       Director
------------------------
C. Warren Neel
