Form 10-Q
period 1995-09-30
CLAYTON HOMES INC
filed 1995-11-07
CIK 719547

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                  FORM 10-Q

|x|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

Commission file number 1-8824

                             CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


Tennessee                                   62-0794407
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)             Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                    37902
----------------------------------------    ------------------------------------
(Address of principal executive offices)              (zip code)

                                615-970-7200
--------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on September 30, 1995 - 75,883,279

            CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)

                                                                         Three Months Ended
                                                                           September 30,
REVENUES                                                                 1995            1994
                                                                         ----            ----
  Net sales                                                            $177,783       $138,715
  Financial services                                                     28,597         22,596
  Rental and other income                                                 8,932          7,143
                                                                       --------       --------
    Total Revenues                                                      215,312        168,454
EXPENSES
  Cost of sales                                                         121,024         96,434
  Selling, general and administrative                                    57,155
                                                                                        42,208
  Financial services interest                                             1,020          1,612
  Provision for credit losses and contingencies                           1,000          1,000
                                                                       --------       --------
    Total Expenses                                                      180,199        141,254
                                                                       --------       --------
OPERATING INCOME                                                         35,113         27,200
Interest income (expense)                                                 1,050            725
                                                                       --------       --------
Income before income taxes                                               36,163         27,925
Provision for income taxes                                               13,600          9,700
                                                                       --------       --------
NET INCOME                                                             $ 22,563       $ 18,225
                                                                       ========       ========

Earnings per share:(1)                                                 $    .30       $    .24

Average shares outstanding: (1)                                          75,991         76,058

(1)  Adjusted for the December 5, 1994 5-for-4 stock split.

CONDENSED CONSOLIDATED BALANCE SHEETS                                  Unaudited       Audited
                                                                       Sept. 30,       June 30,
                                                                         1995            1995
                                                                         ----            ----
Assets:
 Cash and cash equivalents                                             $141,868       $ 69,755
 Receivables, net                                                       256,006        343,408
 Inventories                                                             80,277         88,455
 Property, plant and equipment, net                                     176,111        166,048
 Other assets                                                           111,517         93,485
                                                                       --------       --------
TOTAL ASSETS                                                           $765,779       $761,151
                                                                       ========       ========
Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                             $ 45,239       $ 63,949
  Long-term obligations                                                  40,950         48,737
  Deferred income taxes                                                   6,712          9,382
  Other liabilities                                                     102,168         94,896
  Shareholders' equity                                                  570,710        544,187
                                                                       --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $765,779       $761,151
                                                                       ========       ========


(See accompanying notes to the condensed consolidated financial statements)

                             CLAYTON HOMES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED - IN THOUSANDS)

                                                                          Three Months Ended
                                                                             September 30,
                                                                         1995            1994
                                                                         ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                         $ 22,563       $ 18,225
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                     1,938          1,012
        Gain on sale of installment contract
         receivables, net of amortization                                (3,979)        (2,804)
        Provision for credit losses and contingencies                     1,000          1,000
        Decrease in deferred income taxes                                (2,670)        (2,080)
        Increase in other receivables, net                               (6,601)        (9,148)
         Decrease in other operating assets, net of
          operating liabilities                                         (10,539)        (9,459)
          Decrease in other liabilities net
           of other assets                                              (16,907)       (13,659)
                                                                       ---------      --------
             Cash used by operations                                    (15,195)       (16,913)

          Origination of installment
            contract receivables                                        (95,701)       (67,924)
          Proceeds from sales of originated
             installment contract receivables                           159,509        164,769
          Principal collected on originated
             installment contract receivables                            10,231         11,077
                                                                       --------       --------
               Net cash provided by operations                           58,844         91,009
                                                                       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of installment contract receivables                      (2,715)        (9,551)
    Proceeds from sales of acquired installment
      contract receivables                                               22,308          3,161
    Principal collected on acquired installment
      contract receivables                                                3,350          3,835
    Acquisition of property, plant and equipment                        (12,001)        (5,580)
    Decrease in restricted cash
       and investments                                                    6,147          1,376
                                                                       --------       --------
         Net cash provided (used) by
          investing activities                                           17,089         (6,759)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                       (1,513)             0
    Proceeds from short term borrowings                                  24,295              0
    Repayment of short term borrowings                                  (24,295)       (25,000)
    Repayment of debt collateralized by
      installment contract receivables                                   (7,787)        (6,080)
    Proceeds from stock issued for incentive
      plans and other                                                     5,480          2,017
                                                                       --------       --------
         Net cash used by financing activities                           (3,820)       (29,063)
                                                                       --------       --------
    Net increase in cash and cash equivalents                            72,113         55,187
    Cash and cash equivalents at beginning of year                       69,755         38,922
                                                                       --------       --------
    Cash and cash equivalents at end of period                         $141,868       $ 94,109
                                                                       ========       ========


(See accompanying notes to the condensed consolidated financial statements)

                             Clayton Homes, Inc.
             Notes to Condensed Consolidated Financial Statements
                                 (unaudited)



    1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1995.

        The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1995 and the results of its operations for the three months ended September 30, 1995 and 1994 and the changes in its cash position for the same periods. All such adjustments are of a normal recurring nature.

    2. The results of operations for the three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the respective full years.

    3. Certain reclassifications have been made to the fiscal 1995 financial statements to conform to the fiscal 1996 presentation.

                       PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 through 4.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


FIRST QUARTER ENDED SEPTEMBER 30, 1995 AND 1994:

    The following table shows the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given for the three month periods ended September 30, 1995 and 1994:

                                                                        First Three Months
                                                                     Fiscal year 1996 vs 1995
                                                                     ------------------------
    Retail:
         Dollar sales                                                         +29.4%
         Average number of sales centers                                      +16.2%
         Average dollar sales per sales center                                +11.4%
         Average home price                                                   + 9.7%

    Wholesale:
         Dollar sales                                                         +24.2%
         Average number of independent dealers                                +20.3%
         Average dollar sales to
           independent dealers                                                + 3.2%
         Average home price                                                   - 5.0%

    Communities:
         Dollar Sales                                                         +46.9%
         Average number of communities                                        +28.3%
         Average dollar sales per community                                   +14.5%
         Average home price                                                   +14.6%

         Total revenues for the three months ended September 30, 1995 increased 28% because of the 28% increase in manufactured housing sales to $177 million, the 27% increase in financial services income to $29 million and the 25% increase in rental and other income to $9 million.

    Net sales of the Retail Group rose 29% to $107 million due to the 10% rise in the average home price, the 16% increase in company-owned sales centers and a 2% increase in the average number of homes sold per sales center. The rise in the average home price is primarily attributable to an increase in the percent of multi-section homes sold.

    Net sales of the Manufacturing Group increased 24% to $62 million as the number of homes sold climbed 31%. The average wholesale price to independent dealers decreased 5% as the product mix shifted slightly toward lower priced single-section homes.

    Net sales of the Communities Group rose 47% to $8 million due to a 28% increase in units sold and a 15% increase in the average home price.

    Financial services income increased 27%. Interest and loan servicing revenues increased $3 million, and insurance related revenues rose $1 million. Gains on the sale of installment contract receivables increased by $1 million as compared to the prior year.

    Rental and other income increased 25% primarily on a 30% rise in the average number of sites rented in communities and to a 2% increase in the occupancy percentage, partially offset by a slight decrease in other income because a one- time capital gain on asset sales was recognized in the first quarter of 1995.

    The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. Receivables owned or sold are the installment contract receivables originated from the retail sale of homes by the Company or purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and, in certain cases, have been used to collateralize debt or to create a subordinated interest for the Company in a pool of receivables accounted for by the consolidated method. Receivables sold are pooled and sold, and generate gains representing the discounted present value of the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the first three months ended September 30, 1995 and 1994:

                                                                        First Three Months
                                                                     Fiscal year 1996 vs 1995
                                                                    Increase (Decrease) Due to
                                                                    --------------------------
                                                                 Rate         Volume           Total
                                                                 ----         ------           -----
                                                                          (in thousands)
Interest and loan servicing
 revenues:
   Receivables owned                                            $ 1,806        $  (87)      $(1,719)
   Receivables sold                                                (138)        1,787         1,649
   Master Servicing Contracts                                       563          (740)         (177)
                                                                -------        ------       -------
                                                                $ 2,231        $  960       $ 3,191
                                                                =======        ======       =======

    Interest and loan servicing revenues increased 23% to $17 million. The average balance of receivables owned decreased 1% to $212 million with an increase in the weighted average interest rate to 15.0% from 11.6%. The average balance of receivables sold with servicing retained increased 26% to $1 billion with a decrease in the weighted average loan service spread to 3.4% from 3.5%.

    Financial Services interest expense decreased $.6 million, or 37%, to $1 million. Average debt collateralized by installment contract receivables dropped 39% to $37 million, while the weighted average interest rate increased from 10.8% to 11.0%. The terms of the debt preclude the Company from prepaying it.

    Gross profit margins increased to 31.9% from 30.5%. The increase is primarily attributable to an increase in vertical dollar sales from Clayton's manufacturing group to the Clayton retailing group. Such vertical manufacturing shipments increased from 42% of manufacturing sales last year to 45% in the first quarter of fiscal 1996.

    Selling, general and administrative expenses were 26.6% of revenues versus 25.0% in the prior comparable period. The increase is largely the result of fixed expenses associated with the two plants opened in the fourth quarter of fiscal 1995. Proactive, hurricane-related, insurance reserves were also made during the quarter.

    The provision for credit losses declined as a percent of sales to 0.6% from 0.7% last year as credit losses of 0.3% of average loans outstanding continued to be below the industry average.

    The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.


                                                                Delinquency Percentage
                                                                   on September 30
                                                                  1995          1994
                                                                  ----          ----
Total delinquencies as percentage
of contracts outstanding:
    All contracts                                                 2.16%         2.05%
    Contracts originated by VMF                                   1.83%         1.43%
    Contracts acquired from other
      institutions                                                4.12%         4.50%


The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either contingently liable or owner:


                                                            Loan Loss/Repossession Experience
                                                               for the three months ended
                                                                      September 30
                                                                   1995          1994
                                                                   ----          ----
Net losses as percentage of average
  loans outstanding (annualized):
         All contracts                                              0.3%          0.3%
         Contracts originated by VMF                                0.1%          0.1%
         Contracts acquired from
           other institutions                                       3.5%          2.7%

Number of contracts in repossession:
         Total                                                      612           609
         Contracts originated by VMF                                487           452
         Contracts acquired from other
           institutions                                             125           157

Total number of contracts in repossession
    as percentage of total contracts                                0.9%          1.0%


    The $8.2 million decrease in inventories as of September 30, 1995 from June 30, 1995 is explained as follows:

    Manufacturing Group                                                     (in millions)
    -------------------                                                     -------------
         Increase in finished goods                                            $ 4.3
         Decrease in raw materials                                              (6.8)

    Retail Group
    ------------
         Decrease in average stocking
           levels at 192 sales centers owned
           by the Company at June 30, 1995                                      (6.3)
         Increase in inventory to stock four
           new company-owned sales centers                                       1.4

    Communities Group
    -----------------
         Decrease in average inventory at 55
           communities owned by the Company at
           June 30, 1995                                                        (1.9)
         Increase in inventory from eight new
           company-owned communities                                             1.1
                                                                               -----

                                                                               $(8.2)
                                                                               =====

    On September 30, 1995, order backlogs for the Manufacturing Group (consisting of company-owned and independent dealer orders) increased 80% to $81.2 million, from $45.2 million at the same time last year. Backlogs at plants operated more than one year increased 47%.

Liquidity and Capital Resources

    Cash at September 30, 1995, was $141.9 million as compared to $69.8 million on June 30, 1995. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.


                         PART II - - OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - - Exhibits and Reports for Form 8-K.

    (a) 11. Statement regarding computation of per share earnings:

    Net income per share is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. The calculation of earnings per share follows:


                                                                  Three Months Ended
                                                                    September 30,
(in thousands except per share data)                               1995        1994
----------------------------------------------------------------------------------------
Net income (fully diluted)                                       $22,563      $18,225

Weighted average shares
  outstanding (fully diluted)                                     75,991       76,058
Earnings per share: (fully diluted)                              $   .30      $   .24


             (b)  27.  Financial Data Schedule. (for SEC use only)

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


Date:  November 1, 1995           s/Joseph H. Stegmayer
     -----------------------      ------------------------
                                  Joseph H. Stegmayer
                                  President and
                                  Chief Operating Officer