Form 10-Q
period 1995-12-31
CLAYTON HOMES INC
filed 1996-02-14
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q

| x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

Commission file number 1-8824

                              CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                        62-0794407
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                   Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                          37902
----------------------------------------         -------------------------------
(Address of principal executive offices)                    (zip code)

                    423-970-7200
----------------------------------------------------
(Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on December 31, 1995 - 94,915,966

CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)

                                                                  Quarter Ended                    Six Months Ended
                                                                   December 31,                      December 31,
REVENUES                                                      1995             1994             1995             1994
                                                              ----             ----             ----             ----
  Net sales                                                 $177,529         $148,037         $355,313         $286,752
  Financial services                                          23,668           20,974           52,265           43,569
  Rental and other income                                      9,986            8,468           18,918           15,611
                                                            --------         --------         --------         --------
    Total Revenues                                           211,183          177,479          426,496          345,932
EXPENSES
  Cost of sales                                              120,060          103,491          241,085          199,924
  Selling, general and administrative                         54,227           44,302          111,383           86,510
  Financial services interest                                    910            1,494            1,930            3,106
  Provision for credit losses and
          contingencies                                        1,000            1,000            2,000            2,000
                                                            --------         --------         --------         --------
    Total Expenses                                           176,197          150,287          356,398          291,540
                                                            --------        ---------         --------         --------
OPERATING INCOME                                              34,985           27,192           70,098           54,392
Interest income, net                                           1,327            1,073            2,377            1,798
                                                            --------         --------         --------         --------
Income before income taxes                                    36,312           28,265           72,475           56,190
Provision for income taxes                                    13,600           10,100           27,200           19,800
                                                            --------         --------         --------         --------
NET INCOME                                                  $ 22,712         $ 18,165         $ 45,275         $ 36,390
                                                            ========         ========         ========         ========

Earnings per share:                                         $    .24         $    .19*        $    .48         $    .38*

Dividends paid per share                                    $    .02         $    .02*        $    .04         $    .02*

Average shares outstanding:                                   95,312           94,606*          95,249           94,839*

*  Adjusted for the December 13, 1995 5-for-4 stock split.


CONDENSED CONSOLIDATED BALANCE SHEETS                                                        (Unaudited)      (Audited)
                                                                                            December 31,       June 30,
                                                                                                1995             1995
                                                                                            ------------      ---------
Assets:
 Cash and cash equivalents                                                                    $ 65,362         $ 69,755
 Receivables, net                                                                              316,574          343,408
 Inventories                                                                                   102,031           88,455
 Property, plant and equipment, net                                                            183,669          166,048
 Other assets                                                                                  133,316           93,485
                                                                                              --------         --------
TOTAL ASSETS                                                                                  $800,952         $761,151
                                                                                              ========         ========

Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                                                    $ 48,396         $ 63,949
  Long-term obligations                                                                         39,035           48,737
  Deferred income taxes                                                                          6,278            9,382
  Other liabilities                                                                            117,300           94,896
  Shareholders' equity                                                                         589,943          544,187
                                                                                              --------         --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $800,952         $761,151
                                                                                              ========         ========

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                                  ----------------

                                                                                                1995             1994
                                                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income                                                                          $  45,275        $  36,390
         Adjustments to reconcile net income to net
           cash provided by operating activities:
             Depreciation and amortization                                                       4,079            3,706
             Gain on sale of installment contract
               receivables, net of amortization                                                 (4,415)          (3,392)
             Provision for credit losses                                                         2,000            2,000
             (Decrease) increase in deferred income taxes                                       (3,104)           4,275
             Decrease (increase) in other receivables                                              773          (29,315)
             Change in other operating assets and
               liabilities                                                                     (27,646)          (8,147)
             Increase (decrease) in other liabilities, net
                 of other assets                                                                14,983          (29,098)
                                                                                             ---------        ---------
                   Cash provided (used) by operations                                           31,945          (23,581)

             Origination of installment
                 contract receivables                                                         (212,823)        (166,870)
             Proceeds from sales of originated
                 installment contract receivables                                              202,028          179,607
             Principal collected on originated
                 installment contract receivables                                               12,907           23,332
                                                                                             ---------        ---------
                   Net cash provided by operations                                              34,057           12,488

CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisitions of installment contract receivables                                       (5,110)            (707)
         Proceeds from sales of acquired installment
           contract receivables                                                                 25,832            3,161
         Principal collected on acquired installment
           contract receivables                                                                  5,643            8,896
         Acquisition of property, plant and equipment                                          (21,700)         (23,070)
         (Increase) Decrease in restricted cash
           and investments                                                                     (32,411)          12,434
                                                                                             ---------        ---------
                   Net cash (used) provided by investing
                     activities                                                                (27,746)             714

CASH FLOWS FROM FINANCING ACTIVITIES:
         Dividends paid                                                                         (3,033)          (1,541)
         Proceeds from short term borrowings                                                    24,295           48,206
         Repayment of short term borrowings                                                    (24,295)         (58,206)
         Repayment of debt collateralized by
           installment contract receivables                                                     (9,702)         (11,516)
         Proceeds (Repurchase) of stock issued for
           incentive plans and other                                                             2,031           (2,965)
                                                                                             ---------        ---------
                   Net cash used by financing activities                                       (10,704)         (26,022)
                                                                                             ---------        ---------
         Net decrease in cash and cash equivalents                                              (4,393)         (12,820)
         Cash and cash equivalents at beginning of year                                         69,755           38,922
                                                                                             ---------        ---------
         Cash and cash equivalents at end of period                                          $  65,362        $  26,102
                                                                                             =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
           Interest                                                                          $   2,131        $   3,414
           Income taxes                                                                      $  32,022        $  30,358

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


                              Clayton Homes, Inc.



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

                 The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1995 and the results of its operations for the six months and quarters ended December 31, 1995 and 1994 and the changes in its cash position for the six months ended December 31, 1995 and 1994.

         2. The results of operations for the six months and second quarter ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

         3. Certain reclassifications have been made to the fiscal 1994 financial statements to conform to the fiscal 1995 presentation.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 through 4.

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994:

         The following table shows the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages are given for the six month periods ended December 31, 1995 and 1994:

                                                                             First Six Months of
                                                                             Fiscal 1996 vs 1995
                                                                             -------------------


         Retail:
                 Dollar sales                                                       +22.6%
                 Average number of sales centers                                    +17.8%
                 Average dollar sales per sales center                              + 4.1%
                 Average home price                                                 + 8.3%

         Wholesale:
                 Dollar sales                                                       +25.9%
                 Average number of independent dealers                              +26.6%
                 Average dollar sales per
                   independent dealer                                               - 0.6%
                 Average home price                                                 - 2.0%

         Communities:
                 Dollar Sales                                                       +26.1%
                 Average number of communities                                      +18.0%
                 Average dollar sales per community                                 + 6.8%
                 Average home price                                                 +10.6%

     Total revenues for the six months ended December 31, 1995, increased 23% to $426 million. This was a result of the 24% increase in manufactured housing sales to $355 million,the 20% increase in financial services income to $52 million, and the 21% increase in rental and other income to $19 million.

         Net sales of the Retail Group rose 23% to $212 million due to the 8% rise in the average home price and the 18% increase in company-owned sales centers. This was partially offset by a 5% decrease in the average number of homes sold per sales center. The rise in the average home price is primarily attributable to increased costs and to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

         Net sales of the Manufacturing Group increased 26% to $129 million on a 28% rise in the number of homes sold. This was offset by a 2% decrease in the average wholesale price to independent dealers as the product mix shifted slightly toward single-section homes.

         Net sales of the Communities Group rose 26% to $14 million; while the average number of communities owned was up 18%; and the average home price increased 11%. This was partially offset by a 3% decrease in units sold per community. The price increase is related to a shift in product mix toward new multi-section homes from single-section homes.

         Financial services income increased 20% to $52 million. Insurance related revenues rose $3 million, and interest and loan servicing revenues increased $4 million. Gains on the sale of installment contract receivables increased by $1 million over the prior year.

         Rental and other income increased 21% as the average number of community sites owned rose 18%, and the occupancy rate grew 3%.

         The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. Receivables owned or sold are the installment contract receivables related to the retail sale of homes by the Company or are purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and are used to collateralize debt or, in certain cases, represent the Company's subordinated interest in a pool of receivables accounted for by the consolidated method. Receivables sold are pooled, sold and generate gains representing the discounted present value of the excess of principal and interest collected over the amount required to be remitted to investors. Servicing is retained by the Company in all cases. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the first six months ended December 31, 1995 and 1994:

                                                               First Six Months of
                                                               Fiscal 1996 vs 1995
                                                           Increase (Decrease) Due to
                                                    ----------------------------------------
                                                     Rate             Volume          Total
                                                     ----             ------          -----
                                                                 (in thousands)
Interest and loan servicing
 revenues:
   Receivables owned                                $1,913           $(1,295)         $  618
   Receivables sold                                   (702)            4,045           3,343
   Master Servicing Contracts                        1,063            (1,477)           (414)
                                                    ------           -------          ------
                                                    $2,274           $ 1,273          $3,547
                                                    ======           =======          ======


         Interest and loan servicing revenues increased 12% to $33 million. The average balance of receivables owned decreased 9% to $206 million with an increase in the weighted average interest rate to 13.9% from 12.2%. The average balance of receivables sold with servicing retained increased 30% to $1.06 billion with a decrease in the weighted average loan service spread to 3.3% from 3.5%.

         Financial Services interest expense decreased $1.2 million, or 38%, to $1.9 million. Average debt collateralized by installment contract receivables dropped 38% from $58 million to $36 million, while the weighted average interest rate decreased from 10.8% to 10.7%. The terms of the debt preclude the Company from prepaying it.

         Gross profit margins increased to 32.1% from 30.3% in the prior year's first half. The increase is largely attributable to an increase in vertical retail sales of Clayton produced product. Raw material prices have remained stable.

         Selling, general and administrative expenses were 31.3% of sales versus 30.2% in the prior comparable period. Increased insurance claims from hurricane activity and costs associated with the first quarter purchase of eight new communities accounted for most of the increase.

         The provision for credit losses declined as a percent of sales to 0.6% from 0.7% last year as the trend of credit losses as a percent of average loans outstanding continued to decline.

        The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past due 30 days or more.

                                                                                     Delinquency Percentage
                                                                                         on December 31
                                                                                     1995             1994
                                                                                     ----             ----
Total delinquencies as percentage
of contracts outstanding:
         All contracts                                                               2.26%            2.37%
         Contracts originated by VMF                                                 2.40%            1.81%
         Contracts acquired from other
           institutions                                                              3.85%            4.80%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either contingently liable or owner:

                                                                         Loan Loss/Repossession Experience
                                                                              for the six months ended
                                                                                    December 31

                                                                           1995                     1994
                                                                           ----                     ----
Net losses as percentage of average
  loans outstanding (annualized):
                 All contracts                                              0.2%                     0.3%
                 Contracts originated by VMF                                0.0%                     0.0%
                 Contracts acquired from
                   other institutions                                       3.6%                     2.6%

Number of contracts in repossession:
                 Total                                                      677                      568
                 Contracts originated by VMF                                548                      432
                 Contracts acquired from other
                   institutions                                             129                      136

Total number of contracts in repossession
         as percentage of total contracts                                  0.96%                    0.90%

The $13.6 million increase in inventories as of December 31, 1995 from June 30, 1995 is explained as follows:

         Manufacturing Group                                                 (in millions)
         -------------------                                                 -------------
                 Increase in finished goods                                      $ 2.2
                 Decrease in raw materials                                        (4.5)

         Retail Group
         ------------


                 Increase in average inventory
                   levels at 192 company-owned
                   sales centers at June 30, 1995                                  7.3
                 Inventory added to 19 new
                   company-owned sales centers                                     8.1

         Communities Group
         -----------------
                 Decrease in average inventory at 55
                   company-owned communities at June 30, 1995                      (.7)
                 Increase in inventory from eight new
                   company-owned communities                                       1.2
                                                                                 -----
                                                                                 $13.6
                                                                                 =====

         On December 31, 1995, order backlogs for the Manufacturing Group (consisting of company-owned and independent dealer orders) totaled $51.4 million, up 59% from last year's $32.3 million backlog.


Liquidity and Capital Resources

         Cash at December 31, 1995, was $65.4 million as compared to $69.8 million on June 30, 1995. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

SECOND QUARTER ENDED DECEMBER 31, 1995 AND 1994:

         The following table reflects the percentage changes in retail sales by company-owned sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned sales centers and in independent dealers. Comparative percentages are given for the second quarters ended December 31, 1995 and 1994:

                                                                              Second Quarter of
                                                                             Fiscal 1996 vs 1995
                                                                             -------------------


         Retail:
                 Dollar sales                                                        +16.4%
                 Average number of sales centers                                     +18.0%
                 Average dollar sales per sales center                               - 1.3%
                 Average home price                                                  + 7.1%

         Wholesale:
                 Dollar sales                                                        +27.5%
                 Average number of independent dealers                               +34.3%
                 Average dollar sales per independent dealer                         - 5.1%
                 Average home price                                                  + 0.8%

         Communities:
                 Dollar Sales                                                        + 6.2%
                 Average number of communities                                       +27.3%
                 Average dollar sales per community                                  -16.6%
                 Average home price                                                  + 6.1%

         Total revenues for the quarter ended December 31, 1995 increased 19% on a 20% increase in manufactured housing sales to $178 million, a 13% increase in financial services income to $24 million, and an 18% increase in rental and other income to $10 million.

         Net Retail sales rose 16% to $105 million due to the 7% rise in the average home price and the 18% increase in the average number of company-owned sales centers. This was partially offset by an 8% decrease in the average number of homes sold per company-owned sales center. The rise in average home price is primarily attributable to an increase in the number of multi-section homes sold as a percent of total units sold.

         Net sales of the Manufacturing Group increased 28% to $67 million on a 27% rise in the number of homes sold and the 1% increase in the average wholesale price to independent dealers. Units sold increased on the addition of two new plants and efficiency improvements at existing plants.

         Net sales of the Communities Group increased 6% to $6 million as the number of communities owned grew 19% and the average home price increased 6%. This was offset by the 17% decrease in average dollar sales per community.

         Financial services income rose 13% to $24 million benefiting from increases in interest income on originated receivables and in insurance income.

         Rental and other income increased 18% primarily on a 25% increase in the average number of sites owned in communities and a 1% increase in occupancy rates.

         The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. The change due to both rate and volume has been allocated to rate and volume fluctuations in proportion to the relationship of the absolute dollar amounts of the change in each. Comparative fluctuations are given between the quarters ended December 31, 1995 and 1994:

                                                                        Second Quarter of
                                                                       Fiscal 1996 vs 1995
                                                                    Increase (Decrease) Due to
                                                            -----------------------------------------
                                                            Rate               Volume           Total
                                                            ----               ------           -----
                                                                        (in thousands)
Interest and loan servicing
 revenues:
         Receivables owned                                 $  99              $(1,200)         $(1,101)
         Receivables sold                                   (564)               2,258            1,694
         Master Servicing Contracts                          513                 (750)            (237)
                                                           -----              -------          -------
                                                           $  48              $   308          $   356
                                                           =====              =======          =======



         Interest and loan servicing revenues increased $.4 million or 2% to $16 million. The average balance of receivables owned decreased 16% to $200 million with an increase in the weighted average interest rate to 12.8% from 12.7%. The average balance of receivables sold with servicing retained increased 33% to $1.1 billion with a decrease in the weighted average loan service spread to 3.3% from 3.5%.

         Financial Services interest expense decreased $.6 million, or 39%, to $.9 million. Average debt collateralized by installment contract receivables dropped 36% to $35 million while the weighted average interest rate declined from 10.8% to 10.4%.

         Gross profit margins increased to 32.4% from 30.1% in last year's second quarter. The increase is primarily attributable to an increase in vertical retail sales of Clayton produced product. Raw material prices have remained stable.

         Selling, general and administrative expenses were 30.5% of sales versus 29.9% in the prior comparable period. The increase is largely the result of increased insurance claims from second quarter hurricane activity and of costs associated with the first quarter purchase of eight new communities.

    The provision for credit losses declined as a percent of sales to 0.6% from 0.7% last year as the trend of credit losses as a percent of average loans outstanding continued to decline.

         The following table presents write-off experience for the quarters ended December 31, 1995 and 1994:

                                                          Second Quarter Ended
                                                              December 31,
                                                       -------------------------
                                                       1995                 1994
                                                       ----                 ----


Net losses as percentage of average
  loans outstanding (annualized):
          All contracts                                0.2%                 0.2%
          Contracts originated by VMF                  0.0%                 0.0%
          Contracts acquired from
            other institutions                         3.8%                 2.5%

                         PART II - - OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - - Exhibits and Reports for Form 8-K.

    (a) 11. Statement regarding computation of per share earnings:
         27.  Financial Data Schedule (for SEC use only)

         Net income per share is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. The calculation of earnings per share follows:

                                                  Quarter             Six Months
                                                       Ended December 31,
(in thousands except per share data)         1995        1994       1995       1994
------------------------------------------------------------------------------------
Net income (fully diluted)                 $22,712     $18,165    $45,275    $36,390

Weighted average shares
  outstanding (fully diluted)               95,312      94,606     95,249     94,839

Earnings per share:
     Fully diluted                         $   .24     $   .19    $   .48    $   .38

                              CLAYTON HOMES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CLAYTON HOMES, INC.
                                            -------------------
                                                (Registrant)


Date:  13/February/1996                     /s/Joseph H. Stegmayer
     -----------------------                -------------------------
                                            Joseph H. Stegmayer
                                            President and
                                            Chief Operating Officer