Form 10-Q
period 1996-03-31
CLAYTON HOMES INC
filed 1996-05-15
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

Commission file number 1-8824

                              CLAYTON HOMES, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Tennessee                                       62-0794407
- -------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization                   Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                    37902
- -------------------------------------------     ------------------------------
(Address of principal executive offices)               (zip code)

                423-970-7200
- -----------------------------------------------------
(Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on March 31, 1996 - 94,979,264

CLAYTON HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited - in thousands except per share data)


                                                                             QUARTER ENDED                 NINE MONTHS ENDED
                                                                               MARCH 31,                       MARCH 31,
                                                                         1996            1995            1996            1995
                                                                          ----            ----            ----            ----
REVENUES
  Net sales                                                             $169,117        $139,635        $524,430        $426,387
  Financial services                                                      28,630          30,922          80,895          74,491
  Rental and other income                                                 13,627           9,126          32,545          24,737
                                                                        --------        --------        --------        --------
    Total Revenues                                                       211,374         179,683         637,870         525,615
EXPENSES
  Cost of sales                                                          114,976          95,842         356,061         295,767
  Selling, general and administrative                                     57,224          46,459         168,607         132,969
  Financial services interest                                                774           1,322           2,704           4,428
  Provision for credit losses and
       contingencies                                                       1,000           1,000           3,000           3,000
                                                                        --------        --------        --------        --------
    Total Expenses                                                       173,974         144,623         530,372         436,164
                                                                        --------        --------        --------        --------
OPERATING INCOME                                                          37,400          35,060         107,498          89,451
Interest income (expense)                                                    854             150           3,231           1,948
                                                                        --------        --------        --------        --------
Income before income taxes and cumulative
 effect of change in method of accounting
 for income taxes                                                         38,354          35,210         110,729          91,399
Provision for income taxes                                                14,300          12,900          41,500          32,700
                                                                        --------        --------        --------        --------
NET INCOME                                                              $ 23,954        $ 22,310        $ 69,229        $ 58,699
                                                                        ========        ========        ========        ========

Earnings per share:                                                     $    .25        $    .24 *      $    .73        $    .62 *

Dividends paid per share:                                               $    .02        $    .02 *      $    .06        $    .05 *

Average shares outstanding:                                               95,786          94,841 *        95,387          94,840 *

*Adjusted for the December 13, 1995 5-for-4 stock split.


CONDENSED CONSOLIDATED BALANCE SHEETS                                                                    (UNAUDITED)     (AUDITED)
(in thousands)                                                                                            MARCH 31,      JUNE 30,
                                                                                                              1996          1995
                                                                                                        -----------     --------
ASSETS:
  Cash and cash equivalents                                                                                $ 12,274     $ 69,755
  Receivables, net                                                                                          416,196      343,408
  Inventories                                                                                               123,666       88,455
  Property, plant and equipment, net                                                                        192,707      166,048
  Other assets                                                                                              154,623       93,485
                                                                                                           --------     --------
TOTAL ASSETS                                                                                               $899,466     $761,151
                                                                                                           ========     ========

Liabilities and Shareholders' Equity:
  Accounts payable and accrued liabilities                                                                 $ 46,262     $ 63,949
  Long-term obligations                                                                                      37,035       48,737
  Deferred income taxes                                                                                       3,590        9,382
  Other liabilities                                                                                         199,205       94,896
  Shareholders' equity                                                                                      613,374      544,187
                                                                                                           --------     --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                                 $899,466     $761,151
                                                                                                           ========     ========

                                       2

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                               MARCH 31,
                                                                       1996                 1995
                                                                       ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                        $ 69,229         $ 58,699
     Adjustments to reconcile net income to net
       cash provided (used) by operating activities:
         Depreciation and amortization                                    6,378            5,792
         Gain on sale of installment contract
          receivables, net of amortization                               (4,505)         (12,329)
         Provision for credit losses                                      3,000            3,000
         Decrease in deferred income taxes                               (5,792)          (2,851)
         Increase in other receivables                                   (2,660)         (41,688)
         Increase in other operating assets, net
          of other operating liabilities                                (49,865)         (15,868)
         Increase (decrease) in other liabilities, net
          of other assets                                                 8,373          (11,663)
                                                                       --------         --------
            Cash provided (used) by operations                           24,158          (16,908)
          Origination of installment
           contract receivables                                        (313,333)        (243,983)
          Proceeds from sales of originated
           installment contract receivables                             206,355          337,012
          Principal collected on originated
           installment contract receivables                              16,269           30,119
                                                                       --------         --------
Net cash provided by operations                                         (66,551)         106,240

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of installment contract receivables                    (20,659)          (1,236)
     Proceeds from sales of acquired installment
       contract receivables                                              30,065            7,112
     Principal collected on acquired installment
       contract receivables                                              12,681           12,526
     Acquisition on property, plant and equipment                       (33,037)         (31,686)
     (Increased) decrease in restricted cash
       and investments                                                  (36,142)          15,490
                                                                       --------         --------
Net cash (used) provided by investing activities                        (47,092)           2,206

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                      (4,933)          (1,541)
     Proceeds from short term borrowings                                169,752          111,394
     Repayment of short term borrowings                                 (98,812)        (136,394)
     Repayment of debt collateralized by
       installment contract receivables                                 (11,702)         (16,192)
     Proceeds (repurchase) of stock issued for
       incentive plans and other                                          1,857           (2,205)
                                                                       --------         --------
Net cash provided (used) by financing activities                         56,162          (44,938)
Net (decrease) in cash and cash equivalents                             (57,481)          63,508
Cash and cash equivalents at beginning of year                           69,755           38,922
                                                                       --------         --------
Cash and cash equivalents at end of period                             $ 12,274         $102,430
                                                                       ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                             $  2,997         $  5,003
  Income taxes                                                         $ 41,321         $ 31,633

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

        The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 1996 and the results of its operations for the nine months and quarters ended March 31, 1996 and 1995 and the changes in its cash position for the nine months ended March 31, 1996 and 1995.

2. The results of operations for the nine months and third quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

3. Certain reclassifications have been made to the fiscal 1995 financial statements to conform to the fiscal 1996 presentation.

                        PART 1 -- FINANCIAL INFORMATION

Item 1.         Financial Statements.

                See Pages 2 through 4.

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.

NINE MONTHS ENDED MARCH 31, 1996 AND 1995:

        The following table shows the percentage changes in retail sales by the Company's retail and community sales centers and in wholesale sales to independent dealers. It also shows percentage increases in the average number of company-owned retail sales centers, communities and independent dealers. Comparative percentages for the nine month periods ended March 31, 1996 and 1995 were:

                                                        First Nine Months of
                                                        Fiscal 1996 vs. 1995
                                                        --------------------
        Retail:
             Dollar sales                                       +21.7%
             Average number of sales centers                    +15.7%
             Average dollar sales per sales center              + 5.2%
             Average home price                                 + 8.7%

        Wholesale:
             Dollar sales                                       +24.2%
             Average number of independent dealers              +25.7%
             Average dollar sales per
               independent dealer                               - 1.2%
             Average home price                                 - 3.3%

        Communities:
             Dollar sales                                       +31.8%
             Average number of communities                      +20.0%
             Average dollar sales per community                 + 9.8%
             Average home price                                 +13.4%


             Total revenues for the nine months ended March 31, 1996, increased 21% to $638 million. This was a result of a 23% rise in manufactured housing sales to $524 million, a 9% increase in financial services income to $81 million, and a 32% jump in rental and other income to $33 million.

        Net sales of the Retail Group rose 22% to $314 million based upon a 9% rise in the average home price and the 16% increase in company-owned sales centers. This was partially offset by a 3% decrease in the average number of homes sold per sales center. The rise in the average home price is primarily attributable to increased costs and to market factors affecting supply and demand. These market factors allow the Company, in certain cases, to raise retail prices on individually negotiated transactions.

        Net sales of the Manufacturing Group increased 24% to $189 million on a 28% rise in the number of homes sold. This was partially offset by a 3% decrease in the average wholesale price to independent dealers as the product mix shifted slightly toward single-section homes.

        Net sales of the Communities Group rose 32% to $21 million; while the average number of communities owned was up 20%; and the average home price increased 13%. This was partially offset by a 3% decrease in units sold per community. The price increase is primarily related to changes in used home product mix.

        Financial services income increased 9% to $81 million. Insurance related revenues rose $6 million, and interest and loan servicing revenues increased $7 million. Gains on the sale of installment contract receivables decreased by $8 million over the prior year.

        Rental and other income increased 32% as the average number of community sites owned rose 20%, and the occupancy rate grew 2%.

        The following table shows the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. Receivables owned and receivables sold are those installment contract receivables related to the retail sale of homes by the Company or purchased from independent dealers and unrelated financial institutions. Receivables owned generate interest income and are used to collateralize debt or, in certain cases, represent the Company's subordinated interest in a pool of receivables accounted for by the consolidated method. Receivables sold are pooled and, at the time of sale, with servicing retained by the Company, generate gains representing the discounted present value of the excess of principal and interest collected over the principal interest required to be remitted to investors. The change attributed to rate and volume has been allocated in proportion to the absolute dollar amounts of the change in each.

                                          Increase (Decrease) in First
                                           Nine Months of Fiscal 1996
(in thousands)                           vs. Fiscal 1995 Resulting From:

                                        Rate        Volume         Total
                                        ----        ------         -----
Interest and loan servicing
 revenues:
   Receivables owned                    $   (4)     $1,154         $1,150
   Receivables sold                        428       5,829          6,257
   Master Servicing Contracts            1,748      (2,325)          (577)
                                        ------      ------         ------
                                        $2,172      $4,658         $6,830
                                        ======      ======         ======

        Interest and loan servicing revenues increased 15% to $52 million. The average balance of receivables owned increased 6% to $233 million with a slight decrease in the weighted average interest rate to 12.64% from 12.65%. The average balance of receivables sold with servicing retained increased 25% to $1.06 billion while the weighted average loan servicing spread stayed at 3.6%.

        Financial Services interest expense decreased $1.7 million, or 39%, to $2.7 million. Average debt collateralized by installment contract receivables declined 37% from $55 million to $35 million, and the weighted average interest rate declined from 10.8% to 10.4%. The terms of the debt preclude the Company from prepaying it.

        Gross profit margins increased to 32% from 31% in the prior year's first nine months. The increase is largely attributable to an increase in vertical retail sales of Clayton produced product. Raw material prices have remained relatively stable.

        Selling, general and administrative expenses were 32% of sales versus 31% in the prior comparable period. Increased insurance activity, acquisitions of low occupancy communities, and higher home set-up costs accounted for most of the increase.

        The provision for credit losses declined as a percent of sales to 0.6% from 0.7% last year as credit losses as a percent of average loans outstanding stayed below 2%.

        The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company serviced and either owned or for which it was contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                Delinquency Percentage
                                                     on March 31,
                                                1996             1995
                                                ----             ----

Total delinquencies as percentage
of contracts outstanding:
     All contracts                              1.94%           1.74%
     Contracts originated by VMF                1.67%           1.29%
     Contracts acquired from other
       institutions                             3.61%           3.75%


The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                        Loan Loss/Repossession Experience
                                              for the nine months ended
                                                       March 31,

                                                1996            1995
                                                ----            ----
Net losses as percentage of average
  loans outstanding (annualized):
          All contracts                         0.3%            0.2%
          Contracts originated by VMF           0.0%            0.0%
          Contracts acquired from
            other institutions                  4.5%            2.5%

Number of contracts in repossession:
          Total                                 621             563
          Contracts originated by VMF           542             430
          Contracts acquired from other
            institutions                         79             133

Total number of contracts in repossession
     as percentage of total contracts          0.86%           0.90%


The $35.2 million increase in inventories as of March 31, 1996 from June 30, 1995 is explained as follows:



        Manufacturing Group                                     (in millions)
        -------------------                                     -------------
            Increase in finished goods                                  $14.7
            Decrease in raw materials                                   (10.0)

        Retail Group
        ------------
            Increase in average inventory
              levels at 192 company-owned
              sales centers at June 30, 1995                             20.2
            Inventory added to 21 new
              company-owned sales centers                                10.3

        Communities Group
        -----------------
             Decrease in average inventory at 55
               company-owned communities at June 30, 1995                (1.3)
             Increase in inventory from ten new
               company-owned communities                                  1.4
                                                                        -----
                                                                        $35.2
                                                                        =====

        On March 31, 1996, order backlogs for the Manufacturing Group (consisting of company-owned and independent dealer orders) totaled $40.4 million, up 2% from last year's $39.5 million backlog.

Liquidity and Capital Resources
- -------------------------------

        Cash at March 31, 1996, was $12.3 million compared to $69.8 million on June 30, 1995. The Company anticipates meeting cash needs with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates. On April 30, 1996, the Company's cash and cash equivalents were $79.9 million as a result of its sale of mortgage backed securities during April, 1996.

THIRD QUARTER ENDED MARCH 31, 1996 AND 1995:

        The following table reflects the percentage changes in retail sales by company-owned sales centers and in wholesale sales to independent dealers. It also shows the percentage increases in the average number of company-owned sales centers and in independent dealers. Comparative percentages for the third quarters ended March 31, 1996 and 1995 were:

                                                         Third Quarter of
                                                        Fiscal 1996 vs. 1995
                                                        --------------------
        Retail:
             Dollar sales                                       +19.9%
             Average number of sales centers                    +17.1%
             Average dollar sales per sales center              + 2.4%
             Average home price                                 + 9.4%

        Wholesale:
             Dollar sales                                       +20.8%
             Average number of independent dealers              +39.3%
             Average dollar sales per independent dealer        -13.3%
             Average home price                                 - 5.9%

        Communities:
             Dollar Sales                                       +43.7%
             Average number of communities                      +20.8%
             Average dollar sales per community                 +19.0%
             Average home price                                 +19.3%


        Total revenues for the quarter ended March 31, 1996 increased 18% to $211 million. This was the result of a 21% increase in manufactured housing sales to $169 million, a 7% decrease in financial services income to $29 million, and a 49% increase in rental and other income to $14 million.

        Net Retail sales rose 20% to $101 million as the average home price increased 9% and the number of company-owned sales centers grew 17%. This was partially offset by a 6% decrease in the average number of homes sold per company-owned sales center. The rise in average home price is primarily attributable to an increase in the number of multi-section homes sold as a percent of total new units sold.

        Net sales of the Manufacturing Group increased 21% to $60 million on a 28% rise in the number of homes sold. This was partially offset by the 6% decrease in average home price resulting from a slight shift toward single section shipments. Units sold increased with the addition of two new plants and efficiency improvements at existing plants.

        Net sales of the Communities Group increased 44% to $8 million as the average number of communities owned grew 21%, and the average dollar sales per community increased 19%.



        Financial Services income decreased 7% to $29 million as a result of the gain on last year's third quarter asset backed sale. This year's second asset backed sale occurred during the forth quarter.

        Rental and other income increased 49% primarily from a 20% improvement in the average number of community sites rented.

        The following table sets forth the fluctuations in interest and loan servicing revenues related to changes in interest and servicing rates and changes in the average balances of receivables owned and receivables sold. The change attributed to rate and volume has been allocated in proportion to the absolute dollar amounts of the change in each.


                                            Increase (Decrease) in
                                         Third Quarter of Fiscal 1996
(in thousands)                          vs. Fiscal 1995 Resulting From:
                                        Rate      Volume        Total
                                        ----      ------        -----
Interest and loan servicing
 revenues:
    Receivables owned                   $(1,733)   $2,265       $  532
    Receivables sold                      1,305     1,609        2,914
    Master Servicing Contracts              611      (774)        (163)
                                        -------    ------       ------
                                        $   183    $3,100       $3,283
                                        =======    ======       ======


        Interest and loan servicing revenues increased $3.3 million or 21% to $19 million. The average balance of receivables owned increased 42% to $259 million with a decrease in the weighted average interest rate to 10.6% from 13.9%. The average balance of receivables sold with servicing retained increased 18% to $1.1 billion with an increase in the weighted average loan service spread to 4.2% from 3.6%.

        Financial Services interest expense decreased $.5 million, or 41%, to $.8 million. Average debt collateralized by installment contract receivables dropped 52% to $33 million while the weighted average interest rate declined from 10.6% to 9.5%.

        Gross profit margins increased to 32.0% from 31.4% in last year's third quarter. The improvement is primarily attributable to an increase in retail sales of Clayton produced product as a percent of all retail home sales. Raw material prices have remained stable.

        Selling, general and administrative expenses were stable at 33.8% of sales versus 33.3% in the prior comparable period.

        The provision for credit losses declined as a percent of sales to 0.6% from 0.7% last year as the trend of credit losses continued to be low comparable loss rates.

        The following table sets forth write-off experience for the quarters ended March 31, 1996 and 1995:

                                                         Third Quarter Ended
                                                              March 31,
                                                         1996           1995
                                                         ----           ----
Annualized net losses as percentage
  of average loans outstanding:
        All contracts                                    0.3%            0.1%
        Contracts originated by VMF                      0.0%            0.0%
        Contracts acquired from
          other institutions                             6.2%            2.1%


                         PART II - - OTHER INFORMATION

ITEM 1 TO ITEM 5 - There were no reportable events for these items.

ITEM 6 - Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     11.  Statement regarding computation of per share earnings:

          Net income per share is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. The calculation of earnings per share follows:


                                              Quarter            Nine Months
                                          Ended March 31,       Ended March 31,
(in thousands except per share data)      1996      1995        1996      1995
- -------------------------------------------------------------------------------
Net income                              $23,954   $22,310     $69,229   $58,699

Weighted average shares
  outstanding (fully diluted)            95,786    94,841      95,387    94,840

Earnings per share (fully diluted)      $   .25   $   .24     $   .73   $   .62

          27.  Financial Data Schedule (filed in electronic format only)

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed for the quarter or nine months ended March 31, 1996.

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

                                        CLAYTON HOMES, INC.
                                        -------------------
                                          (Registrant)


Date:  13/May/1996                      /s/ Joseph H. Stegmayer
                                        ---------------------------
                                        Joseph H. Stegmayer
                                        President and
                                        Chief Operating Officer