Form 10-K
period 1996-06-30
CLAYTON HOMES INC
filed 1996-09-27
CIK 719547

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
                              ------   ------

Commission file number 1-8824


                              CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Tennessee                                           62-0794407
- --------------------------------------------        ---------------------------------------
State or other jurisdiction of incorporation        (I.R.S. Employer Identification Number)
or organization

623 Market Street
Knoxville, Tennessee                                37902
- --------------------------------------------        ---------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: 615-970-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                    Name of each exchange on which registered
- ------------------------------------------------------------------------------------------------
COMMON STOCK, $.10 PAR VALUE PER SHARE                            NEW YORK STOCK EXCHANGE



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 16, 1996, was approximately $1,343,529,615 (69,343,464 shares at closing price on the NYSE of $19.375). For this purpose all shares beneficially held by executive officers and the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, $.10 par value, outstanding on August 16, 1996, were 95,122,078.

Exhibit index appears on pages 15-16.

                      DOCUMENTS INCORPORATED BY REFERENCE


Part of Form 10-K                    Documents from which portions are incorporated by reference
- -----------------                    -------------------------------------------------------------------------

Part II (except for Item 5)          Annual Report to Shareholders for fiscal year ended June 30, 1996

Part III                             Proxy Statement relating to Company's
                                     Annual Meeting of Shareholders on November 14, 1996

                              CLAYTON HOMES, INC.

                                     PART I
ITEM 1.  BUSINESS

GENERAL

Clayton Homes, Inc. and its subsidiaries (The Company) produce, sell, finance and insure primarily low to medium priced manufactured homes. The Company's 17 manufacturing plants produce homes which are marketed in 28 states through 860 retailers, of which 216 are Company-owned sales centers and 64 are
Company-owned community sales operations.   The Company provides installment
financing to purchasers of manufactured homes sold by its retail centers and by selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. The Company acts as agent, earns commissions and reinsures risks on physical damage and credit life insurance policies issued by a non-related insurance company (ceding company) in connection with the Company's retail sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Tennessee corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located in Knoxville, Tennessee.

The following table shows the percentage of revenue derived from sales by Company-owned retail centers, sales to independent retailers and financial services operations and other income for each of the last three fiscal years.

                                                        YEAR ENDED JUNE 30,
                                                      1996    1995     1994
     SALES BY COMPANY-OWNED RETAIL CENTERS
     AND COMMUNITIES.........................          52%     53%      54%
     SALES TO INDEPENDENT RETAILERS..........          30%     29%      27%
     FINANCIAL SERVICES AND OTHER............          18%     18%      19%
                                                      ---     ---      ---
     TOTAL...................................         100%    100%     100%
                                                      ===     ===      ===

For information relating to the Company's three major business segments, see
Note 11 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

Company sales reflect the seasonality of the manufactured housing industry. In recent years, approximately 31% of the Company's sales have occurred in its fourth quarter ended June 30.

MANUFACTURED HOMES

A manufactured home made by the Company is a factory-built, completely finished dwelling. Constructed to be transported by truck, the home is mounted on wheels attached to its frame. Manufactured homes are designed to be permanent, primary residences sited and attached to utilities.

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $13,000 to $75,000 with sizes from 675 to 2,150 square feet.

The Company markets homes under a variety of model names. Homes include as standard equipment central heating, range, refrigerator, and color-coordinated window, wall and floor coverings. Optional features include central air conditioning, wood-burning fireplaces, bay windows, hardwood floors, whirlpool tubs, skylights, and furniture.

MANUFACTURING OPERATIONS

The Company owns or leases 17 manufacturing plants, ranging in size from 53,000 to 226,000 square feet. Plants are located in Andersonville, Ardmore, two in Bean Station, Halls, Maynardville, Rutledge, two in Savannah and White Pine, Tennessee; in Henderson, Oxford and Richfield, North Carolina; in Waycross, Georgia and one in Bonham and two in Waco, Texas. See "Properties (item 2)." The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced against orders received from independent and Company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 32,500 homes per year. During the fiscal year ended June 30, 1996, the Company produced 24,681 homes.

The principal materials utilized in the production of the Company's homes are steel, aluminum, wood, fiberglass, carpet, vinyl floor covering, hardware items, appliances and electrical items. The Company purchases these and other items from a number of supply sources, and it believes that the materials and parts necessary for the construction and assembly of its homes will remain readily available from these sources. In the event that any of these items are not readily available or are available at a higher cost than could be passed on to consumers, the operations of the Company could be adversely affected.

The Company offers one to five year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 1996, and June 30, 1995, amounted to approximately $12,343,000 and $9,420,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $30,800,000 and $68,700,000 on June 30, 1996, and 1995, respectively. Based on the Company's production rate, approximately three weeks would be required to fill backlog orders at June 30, 1996.

SALES OF HOMES MANUFACTURED BY THE COMPANY

The following table sets forth manufacturing sales data for number of homes shipped to Company-owned retail centers and to independent retailers, total number of homes sold, number of plants, number of independent retailers and number of Company-owned retail centers for the periods indicated.


                                                                  AT OR FOR THE
                                                                YEAR ENDED JUNE 30,
                                                               1996    1995    1994
NUMBER OF HOMES SOLD TO INDEPENDENT RETAILERS............     14,068  11,025   9,389
NUMBER OF HOMES SHIPPED TO COMPANY-OWNED RETAIL CENTERS       10,613   7,917   6,948
                                                              ------  ------  ------
TOTAL..................................................       24,681  18,942  16,337
                                                              ======  ======  ======
NUMBER OF PLANTS OPERATING.............................           17      16      13
NUMBER OF INDEPENDENT RETAILERS..........................        580     421     372
NUMBER OF COMPANY-OWNED COMMUNITIES....................           64      55      46
NUMBER OF COMPANY-OWNED RETAIL CENTERS.................          216     192     165

COMPANY RETAIL OPERATIONS

As of June 30, 1996, the Company sold homes through 216 Company-owned retail centers in 20 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.

                                                       YEAR ENDED JUNE 30,
                                                    1996       1995       1994
     NUMBER OF COMPANY-OWNED CENTERS............      216        192        165
     NUMBER OF NEW HOMES SOLD (INCLUDING HOMES
        BUILT BY THE COMPANY AND BY OTHER
        MANUFACTURERS)..........................   12,750     11,352     10,071
     AVERAGE RETAIL PRICE OF NEW HOMES SOLD.....  $33,043    $30,565    $29,103
     NUMBER OF PREVIOUSLY-OWNED HOMES SOLD......    3,039      2,746      2,523


All of the Company-owned retail centers employ salespeople who are primarily compensated on a commission basis. The retail centers do not have administrative staffs since most administrative functions are performed at the Company's corporate headquarters.

To provide customers a wider price range of homes, the Company purchases previously-owned homes from individuals and from other retailers, as well as repossessed homes from lenders throughout its trade territory.

Homes sold by Company-owned retail centers are delivered to the home owner's site by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home includes delivery and setup of the home at the retail purchaser's site. Electrical, water and gas connections are done by licensed technicians at the homeowner's expense.

INDEPENDENT RETAILERS

In the years ended June 30, 1996, and 1995, 57% and 58%, respectively, of homes manufactured by the Company were sold to its independent retailers. As of June 30, 1996, the Company had 580 independent retailers in 26 states. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers also help the Company ensure that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (VMF), generally does not, but may provide financing for retail customers of selected independent retailer locations with terms and conditions similar to those provided to Company-owned locations.

The Company establishes relationships with independent retailers through sales representatives from its manufacturing plants. These representatives visit independent retailers in assigned areas to solicit orders for the Company's homes. The area is generally limited to a 400 to 500 mile radius from each of the Company's manufacturing plants due to the relatively significant cost of transporting a home. Depending on the cost of the home and the wholesale competition within the area, a home may be competitively shipped shorter or longer distances. During each of the last three fiscal years no retailer accounted for more than 2% of the Company's consolidated revenues.

Because independent retailers have their own source of inventory financing, the Company typically receives payment for homes within two weeks of delivery to the independent retailer. The Company has no written agreements with its independent retailers, and the relationship between the Company and each of its independent retailers may be terminated at any time by either party. The Company believes its relations with independent retailers are good, and has experienced relatively little turnover among independent retailers in the past five years. The Company generally has no control over the operations of independent retailers.

Typically the Company neither provides inventory financing arrangements for independent retailer purchases nor consigns homes. As is customary in the industry, lenders financing independent retailer purchases require that the Company execute repurchase agreements which provide that, in the event of retailer default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. Historically, any homes repurchased under such agreements have been resold to other retailers, including Company-owned retail centers, at no less than the repurchase price. During the last five fiscal years, the Company has incurred no significant losses resulting from these contingent obligations, but there can be no assurance that losses will not occur in the future.

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

                                                     YEAR ENDED JUNE 30,
                                                   1996     1995     1994
     VMF........................................    76%      72%      74%
     CONVENTIONAL LENDERS.......................     5%       5%       5%
     CUSTOMER ARRANGED OR CASH..................    19%      23%      21%
                                                   ---      ---      ---
     TOTAL......................................   100%     100%     100%
                                                   ===      ===      ===

VMF also purchases and originates manufactured housing installment contract receivables (also referred to as manufactured housing contracts) on an individual basis from retailers not owned by the Company. Such retailers must make an application to VMF for approval. Upon satisfactory results of VMF's investigation of the credit worthiness and general business reputation, VMF and the retailer enter into a contractual agreement.

In addition to purchasing manufactured housing contracts from Company-owned and independent retailers on an individual basis, VMF makes bulk purchases of manufactured housing contracts. It also performs, on behalf of other institutions, servicing of manufactured housing contracts that were not purchased or originated by VMF. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies or instrumentalities, or other entities that purchase and hold manufactured housing contracts.

UNDERWRITING POLICIES. Retail customers of the Company who express a desire to obtain financing by or through the Company complete a credit application form which is initially reviewed by the manager of the retail center and then is forwarded to VMF or another source of financing.

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

With respect to those customers determined to be credit worthy, VMF requires a down payment in the form of cash, the trade-in value of a previously owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the retailer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by retailer personnel, who are not appraisers but are familiar with the area in which the property is located. The minimum amount of the down payment is 5% of the purchase price. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees, set-up costs and certain insurance premiums (including up to five years of premiums on required physical damage insurance). The balance of the purchase price is financed by an installment sales contract providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Normally, the contracts provide for equal monthly payments, generally over a period of five to fifteen years at fixed rates of interest. VMF's installment contracts may provide for either fixed rates or adjustable rates of interest. VMF believes the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment, and not necessarily to the interest rate.

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

During the last nine fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company's retail locations. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 1996, VMF originated 16,910 contracts. At June 30, 1996, VMF was servicing approximately 93,000 contracts with an aggregate dollar amount of $1,638 million of which VMF has ownership interest or contingent liability on approximately 74,000 contracts with an aggregate dollar amount of $1,456 million. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods are as follows:


                                            CONTRACT ORIGINATIONS
                                             YEAR ENDED JUNE 30,
                                          1996        1995      1994
                                           (DOLLARS IN THOUSANDS)
PRINCIPAL BALANCE OF CONTRACTS
     ORIGINATED (IN THOUSANDS)....      $476,467    $345,260   $292,435
NUMBER OF CONTRACTS ORIGINATED....        16,910      13,857     12,401
AVERAGE CONTRACT SIZE ............      $ 28,177    $ 24,916   $ 23,582
AVERAGE INTEREST RATE ............         10.72%      12.24%     10.84%

The following table shows the size of the portfolio of manufactured housing contracts serviced by VMF on which it was contingently liable or owner on the dates indicated:


                                             CONTRACT SERVICING PORTFOLIO
                                                YEAR ENDED JUNE 30,
                                           1996         1995           1994
TOTAL NUMBER OF CONTRACTS BEING
     SERVICED........................     74,154       66,960        60,165
     ORIGINATED BY VMF...............     64,298       55,923        47,944
     ACQUIRED FROM OTHER
     INSTITUTIONS....................      9,856       11,037        12,221


VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans. Additionally, the Company funds home lending activities through the capital markets. In fiscal 1996, the company completed two public offerings of asset-backed securities totaling $394 million. In excess of $1.2 billion of securities has been issued and sold since 1991.

SECURITIZATIONS. VMF maintains long-term committed credit facilities and other arrangements or relationships with institutional investors. It acts as a permanent lender on certain conventional loans in that it holds these loans as long-term receivables, pledging them as collateral for borrowings. VMF also permanently funds conventional loans by pooling them for sale to institutional investors. Proceeds of both sources of funding are principally used to repay short-term borrowings. VMF retains servicing in both cases.

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $1,000,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 1996, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $70 million. As of June 30, 1996, VMF was servicing 268 GNMA pools totaling $202 million in principal balances. Use of GNMA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition, corporate existence and employment of certain key individuals. The Company may remain contingently liable on installment sales contracts sold with recourse to institutional investors; this contingent liability amounted to approximately $44 million as of June 30, 1996. See Note 6 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

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

The Company believes that, as long as buyers of the Company's homes remain sensitive primarily to the amount of their monthly payments rather than interest rates and VMF is able to continue to implement its loan practice and pricing policies, changes in interest rates will not materially effect its business. There can be no assurance, however, that a significant change in interest rates will not materially effect the Company's business and financial condition. Generally, the Company's and VMF's existing borrowing arrangements do not provide for interest rate hedging.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. The Acquired Contracts were originated by savings and loan associations or savings banks and acquired indirectly or directly from them by VMF. The Acquired Contracts were underwritten on the basis of underwriting criteria that were different from and, as a whole, not as strict as VMF's underwriting criteria.

In fiscal 1992 and 1994, VMF became the servicer of 15,409 and 20,180 manufactured housing installment sales contracts with approximate principal balances of $199 million and $285 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to this portfolio. At June 30, 1996, VMF was servicing approximately 18,443 of these installment sales contracts with an approximate principal balance of $182 million.

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

                                                   DELINQUENCY PERCENTAGE AT JUNE 30
                                                      1996        1995       1994
                                                      ----        ----       ----
     TOTAL DELINQUENCIES AS PERCENTAGE OF
     CONTRACTS OUTSTANDING:
       ALL CONTRACTS................................  2.04%       2.03%      1.97%
       CONTRACTS ORIGINATED BY VMF..................  1.88        1.67       1.16
       CONTRACTS ACQUIRED FROM OTHER INSTITUTIONS...  3.04        4.04       5.14

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:


                                                       LOAN LOSS/REPOSSESSION EXPERIENCE
                                                       AT OR FOR THE YEAR ENDED JUNE 30
                                                          1996      1995         1994
                                                          ----      ----         ----
     NET LOSSES AS PERCENTAGE OF
     AVERAGE LOANS OUTSTANDING:
       ALL CONTRACTS................................      0.3%      0.2%         0.3%
       CONTRACTS ORIGINATED BY VMF..................      0.0%      0.0%         0.1%
       CONTRACTS ACQUIRED FROM OTHER INSTITUTIONS...      6.7%      2.2%         1.8%

     NUMBER OF CONTRACTS IN REPOSSESSION:
       TOTAL........................................      709       540         565
       CONTRACTS ORIGINATED BY VMF..................      635       422         388
       CONTRACTS ACQUIRED FROM OTHER INSTITUTIONS...       74       118         177

     TOTAL NUMBER OF CONTRACTS IN REPOSSESSION AS
     PERCENTAGE OF TOTAL CONTRACTS.................      0.96%     0.81%       0.94%

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

INSURANCE OPERATIONS. The Company acts as agent on physical damage and credit life insurance written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 1996, the Company acted as the agent on physical damage and credit life insurance policies on approximately 71% and 47%, respectively, of Company retail sales. Physical damage policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPC), a wholly-owned subsidiary of the Company. The credit life insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLCIC), Midland States Life Insurance Company
(MSLC) and Eastern States Life Insurance Company (ESLC), which are majority-owned subsidiaries of the Company.

MANUFACTURED HOUSING COMMUNITIES

In fiscal 1996 the Communities group acquired 2,650 sites in 11 communities, developed 101 sites at an existing community and divested two communities totaling 1,512 sites, bringing total sites owned to 16,780 at June 30, 1996, an
8% increase from the prior year.  See "Properties. (item 2)"    The following
table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:


                                                  JUNE 30
                                     1996           1995         1994
                                     ----           ----         ----
     HOME SITES OWNED              16,780         15,541       13,003

     OCCUPANCY RATE                    64%            68%          64%


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

VPC and VLCIC are subject to insurance and other regulations of the British Virgin Islands. MSLC and ESLC are subject to insurance and other regulations of the Turks and Caicos Islands.

COMPETITION

The manufactured housing industry is highly competitive at the manufacturing and retail levels in terms of price, service, delivery capabilities and product performance. There are many firms in direct competition with the Company. The Company believes it has a competitive advantage over firms which do not have manufacturing, retailing and financing capabilities. Since the Company's homes are a form of low-cost housing, they compete with other forms of such housing including apartments and conventionally-built and prefabricated homes. Some of the Company's competitors are larger and have significant financial resources while other competitors are quite small in relation to the size of the Company. The capital requirements for entry into both the manufacturing and retail fields are relatively small, with retail and inventory financing generally available to a prospective retailer. The Company is not able to estimate the total number of competitors in its marketing area.

EMPLOYEES

As of June 30, 1996, the Company employed 5,470 persons. Of these, 1,462 were employed in retail sales, 3,257 in manufacturing, 303 in financial services, 392 in communities and 56 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

SECTION 16 COMPLIANCE

For the fiscal year ended June 30, 1996, all Forms 3, 4 and 5, as required by the Securities and Exchange Commission Rules under Section 16 of the Securities Exchange Act of 1934, were filed on time.

ITEM 2. PROPERTIES

The Company's Financial Services operations and executive offices are located in Knoxville, Tennessee in several wholly-owned one-story buildings made up of modular units (built by the Bean Station single-section plant) which total approximately 30,000 square feet of office space and approximately 16,000 square feet in an office building owned 50% by the Company and 50% by a related party. See "Item 13. Certain Relationships and Related Transactions." The following table sets forth the properties which the Company uses for its manufacturing operations and locations of its manufactured housing communities. All of the buildings used for manufacturing operations are constructed of fabricated metal on a concrete slab.

          LOCATION OF PROPERTY
                                                   APPROXIMATE
          MANUFACTURING OPERATIONS                 SQUARE FEET
             Owned by company

             Georgia
                Waycross                               80,000
             North Carolina
                Henderson                             100,000
                Oxford                                 80,000
                Richfield                             226,000
             Tennessee
                Maynardville                           98,000
                Savannah #1                            85,000
                Savannah #2                            86,000
                Ardmore                                53,000
                Rutledge                               87,000
                Bean Station #1                       103,000
                Bean Station #2                       128,000
                Andersonville                         126,000
                White Pine                            130,000
             Texas
                Waco #1                                93,000
                Waco #2                                80,000
                Bonham                                113,000
             Leased
                Halls, Tennessee                       69,000

                                                  APPROXIMATE
         COMMUNITIES                                    ACRES
           Owned by company
             Arizona
                Glendale                                   14
                Mirage                                     35
                Phoenix                                    47
             Florida
                Gainesville (2)                           132
                Jacksonville (3)                          182
                Kissimmee                                  41
                Mulberry                                   28
                Princeton                                  37
                Tallahasse                                 39
             Georgia
                Douglasville (2)                           97
             Iowa
                Carter Lake                                41
             Michigan
                Kalamazoo                                 126
             Missouri
                Independence                               90
             North Carolina
                Greensboro                                 83
             Oklahoma
                Edmond                                     37
                Midwest City                               25
                Norman                                     44
                Oklahoma City (2)                         116

                                                     APPROXIMATE
     COMMUNITIES  (CON'T)                                ACRES

             Tennessee
                Farragut                                  23
                Knoxville (3)                            147
                LaVergne                                  76
                Morristown                                12
                Maryville (2)                             67
                Powell                                    23
                Rockford                                  13
                Smyrna                                    26
                Tullahoma                                 18
             Texas
                Arlington                                 43
                Dallas (2)                                84
                Denton (3)                               201
                Fort Worth (5)                           142
                Flower Mound                              18
                Greenville                                25
                Houston (3)                              115
                Humble                                    55
                Little Elm                                48
                Mesquite                                  27
                Pearland                                  30
                San Angelo                                90
                San Antonio (4)                          206
                Schertz                                   71
                Wylie (2)                                179
             Virginia
                Evington                                  70


The Company-owned retail centers are generally one to four acre sites with a manufactured office unit serving as sales office. The balance of a retail center site is devoted to the display of homes. Of the 216 retail centers, 98
are owned and 118 occupy leased property.   The Company does not believe that
any of the property owned or leased for an individual retail center is material to its overall business.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the period from July 1, 1994 to June 30, 1996, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.


                             FISCAL              FISCAL
                              1996                1995
     QUARTER ENDED       HIGH      LOW       HIGH      LOW
     SEPTEMBER         $19.50   $13.20     $14.88   $11.36
     DECEMBER           23.30    18.70      12.72     9.84
     MARCH              22.13    18.38      14.50    11.20
     JUNE               21.13    17.88      14.40    12.30


(b) As of August 16, 1996, there were 5,731 holders of record (approximately 31,000 beneficial holders) of the Company's Common Stock.

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

The following portions of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM 6.  SELECTED FINANCIAL DATA.
Eleven year Review on page 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-15.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

- - Quarterly Results (unaudited) on page 15.
- - Report of Independent Accountants on page 16.
- - Consolidated Balance Sheets on page 16.
- - Consolidated Statements of Income on page 17.
- - Consolidated Statements of Changes in Shareholders' Equity on page 17.
- - Consolidated Statements of Cash Flows on page 18.
- - Notes to the Consolidated Financial Statements on pages 19-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

     NAME                AGE             POSITION
JAMES L. CLAYTON         62     CHAIRMAN OF THE BOARD AND
                                CHIEF EXECUTIVE OFFICER

JOSEPH H. STEGMAYER      45     PRESIDENT, CHIEF OPERATING OFFICER AND
                                TREASURER(A)


DAVID M. BOOTH           43     EXECUTIVE VICE PRESIDENT - RETAIL

KEVIN T. CLAYTON         33     VICE PRESIDENT - FINANCIAL SERVICES AND
                                SECRETARY (B)

JOHN J. KALEC            46     VICE PRESIDENT & CHIEF FINANCIAL OFFICER
                                (PRINCIPAL ACCOUNTING OFFICER) (C)


(a) Mr. Stegmayer joined the Company in July 1993 as President and Chief Operating Officer. From 1982 to July 1993 he served as Vice President, Chief Financial Officer, Treasurer and Director of Worthington Industries, Inc.

(b) Mr. K. T. Clayton has been Vice President - Financial Services since 1995. Prior to then, he was in various management positions within the Company.

(c) Mr. Kalec joined the Company in September, 1996 as Vice President and Chief Financial Officer. From 1973 to 1996, he served in various senior level finance and accounting positions with Philips Electronics, including Managing Director Finance and Accounting for Philips Components, B.V. in the Netherlands, 1992-96; and Senior Vice President and Chief Financial Officer for U.S. Philips Consumer Electronics, 1985-1992.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a)  The following documents are filed as part of this report:

    1.   Financial Statements: (Included in Annual Report - Exhibit 13).

                 The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 1996 Annual Report to Shareholders for the year ended June 30, 1996.

                 Report of Independent Accountants.

                 Consolidated Balance Sheets - June 30, 1996 and 1995.

                 Consolidated Statements of Income - years ended June 30, 1996, 1995 and 1994.

                 Consolidated Statements of Changes in Shareholders' Equity - years ended June 30, 1996, 1995 and 1994.

                 Consolidated Statements of Cash Flows - years ended June 30, 1996, 1995 and 1994.

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

                 (g) Directors' Equity Plan. (I)

                 (h) Directors' Equity Plan. (J)

                 (i) Clayton Homes, Inc. Employee Savings Plan and partnership.(C)

                 (j) Description of Clayton Homes, Inc. bonus arrangement for key executives.(J)

           11.   Computation of earnings per share.

           13.   Annual Report to Shareholders for year ended June 30, 1996(D)

           21.   List of Subsidiaries of the Registrant.

           23.   Consent of Coopers & Lybrand L.L.P.

           27.   Financial Data Schedule (for SEC purposes only).

- ----------------------------------------------------------------

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

- ---------------------------

(b)  Reports on Form 8-K.
     No reports were filed in the Registrant's last quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on September 25, 1996

                                   CLAYTON HOMES, INC.

                                   By: s/Joseph H. Stegmayer
                                   -------------------------
                                   Joseph H. Stegmayer
                                   President and
                                   Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


s/James L. Clayton           September 25, 1996   Chairman of the Board and
- ----------------------                            Chief Executive Officer
James L. Clayton                                  (Principal Executive Officer)



s/Joseph H. Stegmayer        September 25, 1996   President, Chief Operating
- ----------------------                            Officer, Treasurer and
Joseph H. Stegmayer                               Director


s/John J. Kalec              September 25, 1996   Vice President and Chief Financial
- ----------------------                            Officer (Principal Financial
John J. Kalec                                     Officer)



s/B. Joe Clayton             September 25, 1996   Director
- ----------------------
B. Joe Clayton


s/James D. Cockman           September 25, 1996   Director
- ----------------------
James D. Cockman


s/Wallace C. Doud            September 25, 1996   Director
- ----------------------
Wallace C. Doud


s/Dan W. Evins               September 25, 1996   Director
- ----------------------
Dan W. Evins


s/Wilma H. Jordan            September 25, 1996   Director
- ----------------------
Wilma H. Jordan


s/C. Warren Neel             September 25, 1996   Director
- ----------------------
C. Warren Neel