Form 10-K/A
period 1996-06-30
CLAYTON HOMES INC
filed 1996-10-04
CIK 719547

                                  FORM 10-K/A


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
                              ------   ------

Commission file number 1-8824


                              CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Tennessee                                           62-0794407
--------------------------------------------        ---------------------------------------
State or other jurisdiction of incorporation        (I.R.S. Employer Identification Number)
or organization

623 Market Street
Knoxville, Tennessee                                37902
--------------------------------------------        ---------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: 615-970-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                    Name of each exchange on which registered
------------------------------------------------------------------------------------------------
COMMON STOCK, $.10 PAR VALUE PER SHARE                            NEW YORK STOCK EXCHANGE



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


s/James L. Clayton           September 25, 1996   Chairman of the Board and
----------------------                            Chief Executive Officer
James L. Clayton                                  (Principal Executive Officer)



s/Joseph H. Stegmayer        September 25, 1996   President, Chief Operating
----------------------                            Officer, Treasurer and
Joseph H. Stegmayer                               Director


s/John J. Kalec              September 25, 1996   Vice President and Chief Financial
----------------------                            Officer (Principal Financial
John J. Kalec                                     Officer)



s/B. Joe Clayton             September 25, 1996   Director
----------------------
B. Joe Clayton


s/James D. Cockman           September 25, 1996   Director
----------------------
James D. Cockman


s/Wallace C. Doud            September 25, 1996   Director
----------------------
Wallace C. Doud


s/Dan W. Evins               September 25, 1996   Director
----------------------
Dan W. Evins


s/Wilma H. Jordan            September 25, 1996   Director
----------------------
Wilma H. Jordan


s/C. Warren Neel             September 25, 1996   Director
----------------------
C. Warren Neel

CONSOLIDATED BALANCE SHEETS                 Clayton Homes, Inc. and Subsidiaries




                                                                                                            June 30,
(in thousands)                                                                                        1996             1995
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
   Cash and cash equivalents                                                                        $ 47,400         $ 49,394
   Receivables, principally installment contracts and residual interests, net of reserves for credit losses of $4,787 and $8,329, respectively and unamortized
     discount of $4,359 and $9,001, respectively                                                     402,039          343,408
   Inventories                                                                                       124,280           88,455
   Securities held-to-maturity, approximate market value of $19,774 and $20,193                       20,361           20,361
   Restricted cash and investments                                                                    70,403           66,214
   Property, plant and equipment, net                                                                184,271          166,048
   Other assets                                                                                       37,596           27,271
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                        $886,350         $761,151
=============================================================================================================================
LIABILITIES AND SHAREHOLDERS EQUITY
   Accounts payable and accrued liabilities                                                         $ 91,064         $ 63,949
   Long-term debt                                                                                     30,290           48,737
   Deferred income taxes                                                                               5,680            9,382
   Other liabilities                                                                                 109,127           94,896
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                    236,161          216,964
Shareholders equity
   Preferred stock, $.10 par value, authorized 1,000 shares, none issued
   Common stock, $.10 par value, authorized 200,000 shares, issued 95,091
     at June 30, 1996 and 94,463 at June 30, 1995                                                      9,509            9,446
   Additional paid-in capital                                                                        174,642          168,280
   Retained earnings                                                                                 466,038          366,461
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders equity                                                                            650,189          544,187
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders equity                                                           $886,350         $761,151
=============================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

REPORT OF INDEPENDENT ACCOUNTANTS

        We have audited the accompanying consolidated balance sheets of Clayton Homes, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, changes in shareholders equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clayton Homes, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.
        As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for securities and income taxes in 1995 and 1994, respectively.



                                                    COOPERS & LYBRAND L.L.P.



Knoxville, Tennessee
August 5, 1996

CONSOLIDATED STATEMENTS OF INCOME           Clayton Homes, Inc. and Subsidiaries

                                                                                               Year ended June 30,
(in thousands except per share data)                                                     1996         1995         1994
==========================================================================================================================
Revenues:
  Net sales                                                                            $762,396     $621,351      $510,153
  Financial services                                                                    115,987      102,108        95,198
  Other income                                                                           50,358       34,633        22,885
--------------------------------------------------------------------------------------------------------------------------
                                                                                        928,741      758,092       628,236
--------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of sales                                                                         521,200      431,826       357,698
  Selling, general and administrative                                                   236,188      188,835       153,698
  Financial services interest                                                             3,649        5,533         8,196
--------------------------------------------------------------------------------------------------------------------------
                                                                                        761,037      626,194       519,592
--------------------------------------------------------------------------------------------------------------------------
Operating income                                                                        167,704      131,898       108,644
Interest income (expense), net                                                            4,596        3,902          (359)
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect of change in
   method of accounting                                                                 172,300      135,800       108,285
Provision for income taxes                                                              (65,500)     (48,800)      (39,000)
--------------------------------------------------------------------------------------------------------------------------
Income before change in method of accounting                                            106,800       87,000        69,285
Change in method of accounting for income taxes                                                                      3,000
--------------------------------------------------------------------------------------------------------------------------
Net income                                                                             $106,800     $ 87,000     $  72,285
==========================================================================================================================
Income per common share before change in method of accounting:
   Primary                                                                             $   1.12     $    .92     $     .75
   Fully diluted                                                                       $   1.12     $    .92     $     .74
Cumulative effect of change in method of accounting per common share:
   Primary                                                                             $      -     $      -     $    1.03
   Fully diluted                                                                       $      -     $      -     $     .03
Net income per common share:
   Primary                                                                             $    1.12    $    .92     $     .78
   Fully diluted                                                                       $    1.12    $    .92     $     .77
Average shares outstanding:
Primary                                                                                   95,477      94,903        92,061
  Fully diluted                                                                           95,477      94,903        95,920
--------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY

                                                                           Total                    Additional
                                                                       Shareholders     Common       Paid-in     Retained
(in thousands)                                                            Equity         Stock       Capital     Earnings
==========================================================================================================================
Balance at June 30, 1993                                                 $348,630      $   8,754     $128,025    $211,851
   Net income                                                              72,285              -            -      72,285
   Conversion of subordinated debt                                         40,265            622       39,643           -
   Purchase of 210 shares of common stock                                  (4,175)           (33)      (4,142)          -
   Issuances related to stock incentive, employee
     benefit plans and other                                                5,149             70        5,079           -
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                                                  462,154          9,413      168,605     284,136
   Net income                                                              87,000              -            -      87,000
   Purchase of 317 shares of common stock                                  (5,156)           (40)      (5,116)          -
   Dividends declared ($.048 per share)                                    (4,675)             -            -      (4,675)
   Issuances related to stock incentive, employee
     benefit plans and other                                                4,864             73        4,791           -
--------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                                                  544,187          9,446      168,280     366,461
   NET INCOME                                                             106,800              -            -     106,800
   PURCHASE OF 100 SHARES OF COMMON STOCK                                  (1,893)           (13)      (1,880)          -
   DIVIDENDS DECLARED ($.076 PER SHARE)                                    (7,223)             -            -      (7,223)
   ISSUANCES RELATED TO STOCK INCENTIVE, EMPLOYEE
     BENEFIT PLANS AND OTHER                                                8,318             76        8,242           -
-------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                                                 $650,189         $9,509     $174,642    $466,038
=========================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.
                                                                              17

CONSOLIDATED STATEMENTS OF CASH FLOWS       Clayton Homes, Inc. and Subsidiaries

                                                                                                      Year ended June 30,
(in thousands)                                                                                   1996        1995        1994
===================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $106,800  $  87,000     $  72,285
    Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                                              11,163      8,296         6,679
      Gain on sale of installment contract receivables, net of amortization                     (11,315)   (14,744)      (16,276)
      Gain on sale of property                                                                   (4,828)        --            --
      Stock issued for profit-sharing 401(k) contribution                                         3,915      3,281         2,171
      Deferred income taxes                                                                      (3,702)     2,124         2,924
      Cumulative effect of change in method of accounting for income taxes                           --         --        (3,000)
      Increase in other receivables, net                                                        (16,972)   (22,964)      (13,290)
      Increase in inventories                                                                   (35,825)   (11,138)      (12,590)
      Increase in accounts payable and accrued liabilities                                       27,115      6,906        21,393
      Other                                                                                      (1,482)    (1,390)       28,908
-----------------------------------------------------------------------------------------------------------------------------------
  Cash Provided By Operations                                                                    74,869     57,371        89,204
      Origination of installment contract receivables                                          (476,467)  (345,260)     (292,435)
      Proceeds from sales of originated installment contract receivables                        394,087    369,873       262,346
      Principal collected on originated installment contract receivables                         35,199     25,003        33,046
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operations                                                                27,688    106,987        92,161

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of installment contract receivables                                               (36,105)   (26,074)      (91,882)
  Proceeds from sales of acquired installment contract receivables                               36,007      7,112        57,588
  Principal collected on acquired installment contract receivables                               16,935     17,760        15,098
  Acquisition of property, plant and equipment, net                                             (40,829)   (44,462)      (35,601)
  Proceeds from sale of property                                                                 21,271         --            --
  Decrease (increase) in restricted cash and investments                                         (4,189)     3,141       (21,149)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                          (6,910)   (42,523)      (75,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends Paid                                                                                 (6,835)    (3,162)           --
  Proceeds from short-term borrowings                                                           208,949    111,394       106,319
  Repayment of short-term borrowings                                                           (208,949)  (136,394)      (83,521)
  Repayment of long-term debt                                                                   (18,447)   (21,943)      (26,368)
  Issuance of stock for incentive plans and other                                                 4,403      1,269         1,784
  Repurchase of common stock                                                                     (1,893)    (5,156)       (4,175)
-----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                                         (22,772)   (53,992)       (5,961)
-----------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash and cash equivalents                                           (1,994)    10,472        10,254
  Cash and cash equivalents at beginning of year                                                 49,394     38,922        28,668
-----------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                                    $  47,400  $  49,394     $  38,922
===================================================================================================================================
  Supplemental disclosures of cash flow information:
    Cash paid during the year for:
      Interest                                                                                $   4,016  $   5,823     $  10,049
      Income taxes                                                                            $  63,366  $  54,725     $  22,441
  Supplemental disclosure of non-cash activities: In 1995,
      pass-through certificates aggregating $9,500 were received coincidental with the sale of receivables.
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidated Financial Statements
    The consolidated financial statements include the accounts of Clayton Homes, Inc. (CHI) and its wholly-owned subsidiaries. CHIand its subsidiaries are collectively referred to as the Company. Clayton Homes, Inc. is a vertically-integrated manufactured housing company headquartered in Knoxville, Tennessee. Employing more than 5,400 people and operating in 28 states, the Company builds, sells, finances and insures manufactured homes, as well as owns and operates residential manufactured housing communities. Significant intercompany accounts and transactions have been eliminated in the financial statements. See Note 11 for information related to the Companys business segments.

Income Recognition
    Sales to independent retailers of homes produced by CHI are recognized as revenue upon shipment. Retail sales are recognized when cash payment is received or, in the case of credit sales, which represent the majority of retail sales, when a down payment is received and the customer enters into an installment sales contract. Most of these installment sales contracts, which are normally payable over 36 to 180 months, are financed by Vanderbilt Mortgage and Finance, Inc. (VMF), the Companys mortgage banking subsidiary.
    Premiums from credit life and physical damage insurance policies reinsured by the insurance subsidiaries which represent single payment contracts with terms of one to five years, are recognized as income over the terms of the contracts. Claims and expenses are matched to recognize profits over the life of the contracts. This matching is accomplished by means of the deferral and recognition of unearned premiums and the deferral and amortization of policy acquisition costs.

Installment Contract Receivables
    Installment contract receivables originated or purchased by VMF are sold to investors or pledged as collateral to long-term lenders. VMF retains servicing in both cases. Profit (loss) on installment contract receivables sold to investors is recorded at the time of sale and represents the discounted present value of the excess (deficiency) of principal and interest to be collected during the expected normal life of the contracts over: 1) the amount required to be remitted to investors; 2) the normal service spread of comparable contracts; and 3) the estimated net credit losses. Profit from installment contract receivables sold without recourse is increased, in certain cases, by the reversal of the reserve for credit losses attributable to the receivables sold.
    Installment contract receivables held for sale of $225,951,000 and $154,356,000 in 1996 and 1995, respectively, are included in Receivables and are carried at the lower of aggregate cost or market. Certain of the installment contract receivables are purchased in bulk at a discount. The purchase discounts are allocated between unamortized discount and the reserve for credit losses based on managements assessment of risks existing in the portfolio. Unamortized discount is amortized into revenue over the life of the related portfolio after giving consideration to anticipated prepayments. Adjustments between the reserve for credit losses and unamortized discount are made to reflect changes in the estimated collectibility of each portfolio purchased.
    Estimated principal receipts under installment contract receivables for each of the five fiscal years subsequent to 1996 are as follows:

        1997                            $154,270,000
        1998                              18,412,000
        1999                              18,965,000
        2000                              17,395,000
        2001                              17,525,000

    The estimated principal receipts are based on the scheduled payments and estimated prepayments of principal of the installment contract receivables. Estimated principal receipts for the year ending June 30, 1997 include amounts relating to the sale of $174 million of installment contract receivables in July, 1996.
    VMF provides servicing for investors in installment contract receivables. Total contracts serviced at June 30, 1996 and 1995, including contracts held for investment, were approximately $1,638 million and $1,434 million, respectively.
    Most of the installment contract receivables are with borrowers in the east, south and southwest portions of the United States and are collateralized by manufactured homes.
    Interest income on installment contract receivables is recognized by a method which approximates the interest method. Service fee income is recognized as the service is performed.

Investment Securities
    Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (SFASNo. 115), Accounting for Certain Investments in Debt and Equity Securities. Investments in certain debt and equity securities are classified as either Held-to-Maturity (reported at amortized cost), Trading (reported at fair value with unrealized gains and losses included in earnings), or Available-for-Sale (reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders equity).
    Premiums and discounts on debt securities are recognized in interest income on the level interest yield method over the period to maturity.

        Gains and losses on the sale of securities are determined using the specific identification method.

Inventories
        New homes and raw materials are valued at the lower of cost, using the last-in, first-out (LIFO) method of inventory valuation, or market. Previously-owned manufactured homes are valued at estimated wholesale prices, which are not in excess of net realizable value.

Property, Plant and Equipment
        Land and improvements, buildings, and furniture and equipment are valued at cost. Major renewals and improvements are capitalized while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed currently. When depreciable assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in earnings for the period. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the respective assets.

Income Taxes
        Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS No. 109), Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. The adoption resulted in a decrease in the deferred tax liability and an increase in income of $3 million in fiscal 1994.

Reserves for Credit Losses and Contingent Liabilities
        Reserves for credit losses are established related to installment contract receivables. Actual credit losses are charged to the reserves when incurred. The reserves established for such losses are determined based on the Companys historical loss experience after adjusting for current economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. The Company also maintains a reserve for contingent liabilities related to guarantees of installment contract receivables sold with recourse. Reserves and the applicable provisions related to guarantees are considered as part of the Manufactured Housing business segment.

Earnings Per Share
        Primary earnings per share are computed based on the weighted average number of shares of common stock outstanding during the periods presented, adjusted for subsequent common stock splits and include common share equivalents arising from stock options. Fully diluted earnings per share for 1994 have been computed assuming conversion of the Companys convertible subordinated debentures (called in the third quarter of fiscal 1994).

Cash Equivalents
        For purposes of the statements of cash flows, all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Other
        Per share and share data have been retroactively adjusted to reflect 5-for-4 stock splits in December 1995, December 1994 and December 1993.

Restricted Cash and Investments
        Restricted cash and investments represent reserves required by: 1) certain VMF servicing and debt agreements to be maintained until such time as specified minimum repayments have been made, 2) trust account cash balances required by certain VMF servicing agreements, and 3) insurance reserves required by escrow or trust agreements.

Management Estimates
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - INVENTORIES
        Inventories at June 30, 1996, and 1995 are as follows:


(in thousands)                   1996           1995
======================================================
Manufactured homes:
   New                       $  89,699         $65,735
   Previously-owned             18,458          11,259
Raw materials                   16,123          11,461
------------------------------------------------------
                             $ 124,280         $88,455
======================================================

        If the first-in, first-out (FIFO) method of inventory valuation had been used, inventories would have been higher by $17,637,000 and $15,402,000 at June 30, 1996, and 1995, respectively.

NOTE 3 - SECURITIES HELD-TO-MATURITY
        At June 30, 1996 and 1995, manufactured housing contract senior/subordinate pass-through certificates have been classified in the consolidated financial statements according to managements intent. These securities can be reasonably expected to mature after ten years.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT
        Property, plant and equipment at June 30, 1996, and 1995 are as follows:

(in thousands)                                      1996       1995
=====================================================================
Land and improvements                            $115,647    $108,968
Buildings                                          88,749      71,292
Furniture and equipment                            24,445      19,679
---------------------------------------------------------------------
                                                  228,841     199,939

Less: accumulated depreciation
   and amortization                               (44,570)    (33,891)
---------------------------------------------------------------------
                                                 $184,271    $166,048
=====================================================================

        Depreciation charged to operations was $11,163,000, $8,296,000, and $6,679,000 for each of the years ended June 30, 1996, 1995, and 1994, respectively.

NOTE 5 - LONG-TERM DEBT
        Long-term debt at June 30, 1996, and 1995 are summarized as follows:

(in thousands)                                    1996        1995
===================================================================
CHI
10% note payable due June 1, 1998,
   extinguished in June 1996                        --      $ 4,866
Other notes payable                            $   153          231
-------------------------------------------------------------------
                                                   153        5,097

VMF
Debt collateralized by installment
   contract receivables:
   Demand note payable to Clayton
     Employees Savings Plan at prime,
       extinguished in 1996                                   3,000
   Maturing in fiscal years through:
     1997 to 2004: weighted average
       rate of 10.07% at June 30, 1996          27,380       33,264
     1996 to 2005:9.4%REMIC
       trust senior certificates                 2,855
     1997 to 2002: adjustable rates,
       weighted average rate of 10.18% at
       June 30, 1996, weighted average
       maximum rate 13.83% at June 30, 1996      1,091        2,147
     1998 to 2001: adjustable rates, average
       rate of 7.79% at June 30, 1996,
       no maximum rate                           1,666        2,374
-------------------------------------------------------------------
                                                30,137       43,640
-------------------------------------------------------------------
Total                                          $30,290      $48,737
===================================================================

        Expected principal payments of long-term debt of VMF for the five fiscal years subsequent to 1996 and thereafter are as follows:

                     1997       $6,263,000
                     1998        7,554,000
                     1999        4,897,000
                     2000        6,796,000
                     2001        3,570,000
                     Thereafter  1,057,000

        The estimated principal payments on the debt of VMF are based on the scheduled payments and estimated prepayments of principal of the installment contract receivables collateralizing such debt. Certain debt agreements require fixed payments which approximate the scheduled payments of the underlying installment contract receivables.
        Certain of the long-term debt have various covenants, which among other things, require a minimum tangible net worth and the maintenance of certain financial ratios.

NOTE 6 - RESERVES FOR CREDIT LOSSES AND CONTINGENT LIABILITIES
        An analysis of the reserve for losses on installment contract receivables and reserve for contingent liabilities for the years ended June 30, 1996, 1995 and 1994 is as follows:


(in thousands)                          1996      1995      1994
------------------------------------------------------------------
Balance, beginning of year            $11,895    $14,082   $17,229
  Losses, net of recoveries
    applicable to installment
    contract receivables:
      Purchased                        (2,494)    (1,900)   (2,230)
      Other                               442       (287)     (526)
  Reserves transferred (to) from
    unamortized discount
  Reserves associated with
    receivables purchased (sold)       (2,077)        --     1,207
------------------------------------------------------------------
Balance, end of year                 $  7,766    $11,895   $14,082
==================================================================
  Reserves for credit losses         $  4,787    $ 8,329   $ 9,877
  Reserve for contingencies             2,979      3,566     4,205
------------------------------------------------------------------
                                     $  7,766    $11,895   $14,082
==================================================================

        The reserves for credit losses are netted against receivables and the reserve for contingencies is included in other liabilities on the consolidated balance sheets. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. The installment contract receivables and related contingent liabilities are shown in the table below.


     Total Installment                              Contingent
    Contract Receivables         Contingent         Liabilities
       (in thousands)            Liability %       (in thousands)
====================================================================
       JUNE 30, 1996

       $   33,000                  30% - 88%          $13,000
           56,000                  11% - 25%           11,000
          203,000                10% and below         20,000
--------------------------------------------------------------------
       $  292,000                                     $44,000
====================================================================
       June 30, 1995
       $   11,000                  87% - 100%         $10,000
           98,000                  11% - 30%           23,000
          159,000               10% and below          16,000
--------------------------------------------------------------------
       $  268,000                                     $49,000
====================================================================

        Proceeds from receivables sold with recourse amounted to $12 million, $7 million and $20 million, during 1996, 1995 and 1994, respectively.
        Approximately 99% of the installment contract receivables both owned and sold with recourse have fixed rates of interest and approximately 1% are at variable rates of interest based on either the prime rate, U.S. Treasury rates or LIBOR.
        Virtually all of the Companys servicing arrangements are based on interest spreads with fixed rates or variable rates with ceilings.

NOTE 7 - SHAREHOLDERS EQUITY
Stock Option Plan
    In 1983, 1985 and 1991, the Company established Stock Option Plans for a total of 6,893,463 shares of common stock which provide for granting incentive stock options or non-qualified options and stock appreciation rights to officers and key employees of the Company. In addition, non-management members of the Board of Directors have, with shareholder approval of prices and provisions for exercise, been granted options to purchase shares of common stock. The option prices were established at not less than the fair market value as of the date of grant. Options are exercisable after one or more years and expire no later than 10 years from the date of grant.
    Activity and price information regarding the plans follow:


                                                      Stock Option
                                  Shares              Price Range
===================================================================
Balance June 30, 1993           2,933,835           $ 1.05 - $11.57
  Granted                         758,320           $11.78 - $16.16
  Exercised                      (551,975)          $ 1.05 - $11.57
  Canceled                        (51,750)          $ 1.05 - $16.16
-------------------------------------------------------------------
Balance June 30, 1994           3,088,430           $ 1.05 - $16.16
  Granted                         472,616           $11.28 - $12.72
  Exercised                      (555,206)          $ 1.05 - $11.57
  Canceled                       (212,592)          $ 1.45 - $16.16
-------------------------------------------------------------------
Balance June 30, 1995           2,793,248           $ 1.45 - $16.16
  Granted                         672,298           $13.30 - $21.40
  Exercised                      (503,076)          $ 1.45 - $12.96
  Canceled                       (303,180)          $ 2.75 - $21.40
-------------------------------------------------------------------
Balance June 30, 1996           2,659,290           $ 1.45 - $21.40
===================================================================

    Options available for future grant at June 30, 1996 and 1995 were 1,548,430 and 1,690,803, respectively.
    At June 30, 1996, and 1995 options for 1,015,943 and 1,031,438 shares, respectively, were exercisable. Options were held by 547 persons at June 30, 1996.

NOTE 8 - INCOME TAXES
    Components of the provision for income tax for each of the three years ended June 30, 1996, 1995 and 1994 are as follows:


(in thousands)                       1996        1995        1994
==================================================================
Current tax provisions:
  Federal                          $63,274     $41,292     $32,772
  State                              5,928       5,384       3,304
------------------------------------------------------------------
                                    69,202      46,676      36,076
Deferred tax provision/
  (benefit)                         (3,702)      2,124       2,924
------------------------------------------------------------------
                                   $65,500     $48,800     $39,000
==================================================================

    The sources and tax effect of temporary differences at June 30, 1996 and 1995 are as follows:


(in thousands)                                   1996        1995
==================================================================
Reserves for credit losses and
  contingencies and discounts                  $  4,584   $  8,072
Insurance reserves                                4,919      3,051
Unearned premiums                                 3,952      3,176
------------------------------------------------------------------
  Total deferred tax assets                      13,455     14,299
------------------------------------------------------------------
Residual interest in installment
  contract receivables                           (8,863)   (17,876)
Deferred costs                                   (3,123)    (2,679)
Other                                            (7,149)    (3,126)
------------------------------------------------------------------
  Total deferred tax liabilities                (19,135)   (23,681)
------------------------------------------------------------------
  Net deferred tax liability                   $ (5,680)  $ (9,382)
==================================================================

    The provision for income taxes reflected in the financial statements differs from income taxes calculated at the statutory federal income tax rate of 35% in 1996, 1995 and 1994 as follows:


(in thousands)                       1996        1995        1994
==================================================================
Income taxes at statutory rate     $60,305     $47,530     $37,900
State income taxes, net of
  federal benefit                    4,150       3,769       2,313
Other, net                           1,045      (2,499)     (1,213)
------------------------------------------------------------------
                                   $65,500     $48,800     $39,000
==================================================================

NOTE 9 - EMPLOYEE BENEFIT PLANS
    The Company has a 401(k) profit sharing plan covering all employees who meet participation requirements. The amount of the Companys contribution is discretionary as determined by the Board of Directors, up to the maximum deduction allowed for federal income tax purposes. Contributions accrued were $4,274,000, $3,461,000, and $2,171,000, for the years ended June 30, 1996,
1995, and 1994, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
Leases
    Certain operating properties are rented under non cancelable operating leases which expire at various dates through 2009. Total rental expense under operating leases was $2,722,000 in 1996, $2,721,000 in 1995, and $2,159,000 in
1994. The following is a schedule of minimum rental commitments under non cancelable operating leases, primarily for retail centers, in effect at June 30, 1996:

                       1997                       $2,551,000
                       1998                        2,080,000
                       1999                        1,583,000
                       2000                        1,098,000
                       2001                          760,000
                       2002 and thereafter         1,754,000

Repurchase Agreements
    Institutions financing independent retailer purchases require the Company to execute repurchase agreements. As a result of these agreements, the Company is contingently liable for repurchasing homes in the event of a default by the dealer to the lending institution. These agreements are customary in the manufactured housing industry, and the Companys losses in the past have not been significant.

Guarantor of Installment Contract Receivables
    Please see discussion of contingencies at Note 6.

Other
    The Company has lines of credit totalling $105 million for working capital needs of which zero borrowings were outstanding at June 30, 1996. Additionally, the Company has letter of credit and financial bond needs of which $1,787,000 was outstanding at June 30, 1996.



NOTE 11 - INDUSTRY SEGMENT INFORMATION
    The Company operates in three major business segments: Manufactured Housing, Financial Services and Communities. The Manufactured Housing segment is engaged in the production, wholesale and retail sale of manufactured homes. Financial Services includes retail financing of manufactured homes and reinsuring risk on credit life and physical damages insurance policies. Communities is engaged in marketing and management of manufactured housing communities. Operating income consists of total revenues less cost of sales, operating expenses and financial interest expense. The following items have not been included in the computation of operating income: non-operating income and expenses and income taxes. Identifiable assets are those assets used in the operation of each industry segment. Corporate assets primarily consist of short-term investments.
    Information concerning operations by industry segment follows:

                                 Manufactured    Financial
(in thousands)                     Housing       Services      Communities     Corporate       Total
======================================================================================================
1996
Revenues                          $ 761,111     $  99,443       $ 68,187       $       -     $ 928,741
Intersegment income                   7,436           103             94          (7,633)
Operating income                     89,504        62,600         15,600               -       167,704
Identifiable assets                 197,938       493,622        142,331          52,459       886,350
Depreciation and amortization         6,671             -          4,492               -        11,163
Capital expenditures                 16,483             -         24,346               -        40,829
------------------------------------------------------------------------------------------------------
1995
Revenues                          $ 621,474     $  88,749       $ 47,869       $       -     $ 758,092
Intersegment income                  11,406           274          1,194         (12,874)            -
Operating income                     67,898        54,800          9,200               -       131,898
Idenifiable assets                  176,632       413,072        122,408          49,039       761,151
Depreciation andamortization          5,132             -          3,164               -         8,296
Capital expenditures                 21,933             -         22,529               -        44,462
------------------------------------------------------------------------------------------------------
1994
Revenues                          $ 510,329     $  80,741       $ 37,166       $       -     $ 628,236
Intersegment income                  19,630             -          1,224         (20,854)            -
Operating income                     48,183        53,620          6,841               -       108,644
Identifiable assets                 122,101       440,690         99,032          39,325       701,148
Depreciationand amortization          4,005             -          2,674               -         6,679
Capital expenditures                 12,777             -         22,824               -        35,601
======================================================================================================

NOTE 12 - OTHER ASSETS AND LIABILITIES
     At June 30, 1996 and 1995, other assets and liabilities consisted of:



(in thousands)                                          1996       1995
-------------------------------------------------------------------------
Other Assets
 Interest receivable and future servicing rights     $  17,312    $17,373
 Prepaid expenses and other                             20,284      9,898
-------------------------------------------------------------------------
                                                     $  37,596    $27,271
=========================================================================
Other Liabilities
 Investors payable                                   $  40,286    $37,492
 Reserve for contingencies (Note 6)                      2,979      3,566
 Escrow deposits                                        14,495     13,721
 Unearned insurance premiums                            39,628     31,901
 Other                                                  11,739      8,216
-------------------------------------------------------------------------
                                                     $ 109,127    $94,896
=========================================================================

NOTE 13 - FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS
     Statement of Financial Accounting Standards No. 107 (SFAS No. 107), Disclosures About Fair Value of Financial Instruments, requires that CHI disclose the estimated fair values of its financial instruments. The following methodologies and assumptions were used by CHI to estimate its fair value disclosures for financial instruments.
     Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimates do not reflect any premium or discount that could result from offering for sale in a single transaction CHIs entire holdings of a particular financial instrument. The lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values. Comparability to financial instruments between similar companies may not be reasonable because of varying assumptions concerning the estimates of fair value.

Cash and Cash Equivalents
     The carrying values for cash and cash equivalents, including those restricted by agreement, equal the fair value of the assets.

Residual Interests in Installment Contract Receivables
     Residual interests in installment contract receivables are calculated using prepayment, default and interest rate assumptions that the Company believes are appropriate at the time of the sale of the installment contract receivables. Projected performance is monitored after the sale; the Company alters the underlying rate at which the future estimated cash flows are discounted once the sale has been recorded. The fair value primarily revolves around an appropriate discount rate to be applied to the asset as a whole.
     The Company used a discount rate and such other assumptions as it believed to be used for similar instruments. The Company has estimated the fair value of its residual interests in installment contract receivables to approximate its carrying value as of June 30, 1996 and 1995.

Contracts Held For Sale and as Collateral
     Contracts held for sale are generally recent originations or purchased portfolios which will be sold with limited or no recourse during the following year. CHI does not charge fees to originate loans, and, as such, its contracts have origination rates in excess of rates on the securities into which they will be pooled. CHI estimates the fair value of the contracts held for sale using expected future cash flows of the portfolio discounted at the current origination rate.
     The carrying values of contracts pledged as collateral to long-term lenders are estimated using discounted cash flow analyses and interest rates being offered for similar contracts. The carrying amount of contracts with a variable rate of interest is estimated to be at fair value. The carrying value of accrued interest adjusted for credit risk equals its fair value.

Long-term Debt
     Long-term debt consist primarily of debt collateralized by contracts with maturities that coincide with the underlying contract maturities. The fair value of these financial instruments is based on the current rates offered to CHI for debt of similar maturities using a discounted cash flow calculation. Loan covenants preclude prepaying VMFs debt.


The carrying amounts and estimated fair values of CHIs financial assets and liabilities are as follows:

                                                                              June 30, 1996                 June 30, 1995
                                                                        Carrying       Estimated      Carrying       Estimated
(in thousands)                                                            Amount      Fair Value        Amount      Fair Value
==============================================================================================================================
Financial assets:
  Cash and cash equivalents, including restricted investments
    and securities held-to-maturity                                      $138,164       $138,157      $135,969        $135,801
  Residual interests in installment contract receivables                   85,020         85,020        89,642          89,642
  Contracts held for sale and as collateral, including accrued
    interest receivable                                                   263,719        264,477       230,075         233,122
Financial liabilities:
    Long-term debt                                                         30,290         34,003        48,737          51,710
------------------------------------------------------------------------------------------------------------------------------


24