Form 10-Q
period 1996-09-30
CLAYTON HOMES INC
filed 1996-11-14
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 1996
                               ------------------

COMMISSION FILE NUMBER 1-8824
                       ------


                              CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Tennessee                                62-0794407
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                           37902
----------------------------------------                     ----------
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

         Shares of common stock $.10 par value, outstanding on September 30, 1996 - 95,232,807.

                               CLAYTON HOMES INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                                                           Three Months Ended
                                                                             September 30,
                                                                           1996          1995
                                                                         --------      --------
Revenues
  Net sales                                                              $193,874      $177,783
  Financial services                                                       30,852        28,597
  Rental and other income                                                  11,478         8,932
                                                                         --------      --------
      Total revenues                                                      236,204       215,312

Expenses
  Cost of sales                                                           133,472       121,024
  Selling, general and administrative                                      60,855        57,155
  Financial services interest                                                 778         1,020
  Provision for credit losses                                               1,000         1,000
                                                                         --------      --------
      Total expenses                                                      196,105       180,199
                                                                         --------      --------
Operating income                                                           40,099        35,113

Interest income, net                                                        1,204         1,050
                                                                         --------      --------
Income before income taxes                                                 41,303        36,163

Provision for income taxes                                                 15,700        13,600
                                                                         --------      --------
Net income                                                               $ 25,603      $ 22,563
                                                                         ========      ========
Average earnings per share: (1)                                              0.27          0.24

Average shares outstanding: (1)                                            95,922        94,989

(1)  Adjusted for the December 13, 1995 5-for-4 stock split.

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                       (unaudited)     (audited)
                                                                     Sept. 30, 1996  June 30, 1996
                                                                     --------------  -------------
ASSETS
  Cash and cash equivalents                                              $ 51,371      $ 47,400
  Receivables, net                                                        392,783       402,039
  Inventories                                                             121,314       124,280
  Property, plant and equipment, net                                      188,470       184,271
  Other assets                                                            149,495       128,360
                                                                         --------      --------
        Total assets                                                     $903,433      $886,350
                                                                         ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities                               $ 84,026      $ 91,064
  Long-term debt                                                           28,439        30,290
  Deferred income taxes                                                     5,100         5,680
  Other liabilities                                                       109,999       109,127
  Shareholders' equity                                                    675,869       650,189
                                                                         --------      --------
        Total liabilities and shareholders' equity                       $903,433      $886,350
                                                                         ========      ========


  (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                     1996            1995
                                                                                   --------        -------
OPERATING ACTIVITIES
Net income                                                                         $ 25,603        $22,563
Adjustments to reconcile net income to net cash provided
  by operating activities:

     Depreciation and amortization                                                    3,042          1,938

     Gain on sale of installment contract receivables, net of amortization           (3,189)        (3,979)
     Provision for credit losses                                                      1,000          1,000
     Decrease in deferred income taxes                                                 (580)        (2,670)
     Increase in other receivables, net                                              (5,059)        (6,601)
     Decrease in inventories                                                          2,966          8,178
     Decrease in operating liabilities                                               (7,038)       (18,717)
     Decrease in other liabilities net of other assets                              (15,425)       (16,907)
                                                                                   --------       --------
         Cash provided (required) from operations                                     1,320        (15,195)
     Origination of installment contract receivables                               (134,668)       (95,701)
     Proceeds from sales of originated installment contract receivables             128,557        159,509
     Principal collected on originated installment contract receivables              25,295         10,231
                                                                                   --------       --------
         Net cash provided from operating activities                                 20,504         58,844

INVESTING ACTIVITIES
Acquisition of installment contract receivables                                     (15,304)        (2,715)
Proceeds from sales of acquired installment contract receivables                      9,309         22,308
Principal collected on acquired installment contract receivables                      3,315          3,350
Acquisition of property, plant and equipment, net                                    (7,241)       (12,001)
Decrease (increase) in restricted cash and investments                               (4,896)         6,147
                                                                                   --------       --------
          Net cash required from investing activities                               (14,817)        17,089

FINANCING ACTIVITIES
Dividends paid                                                                       (1,905)        (1,513)
Proceeds from short-term borrowings                                                   4,475         24,295
Repayment of short-term borrowings                                                   (4,475)       (24,295)
Repayment of long-term debt                                                          (1,851)        (7,787)
Issuance of stock for incentive plans and other                                       2,040          5,480
                                                                                   --------       --------
          Net cash required from financing activities                                (1,716)        (3,820)
                                                                                   --------       --------
Net increase in cash and cash equivalents                                             3,971         72,113
Cash and cash equivalents at beginning of period                                     47,400         69,755
                                                                                   --------       --------
Cash and cash equivalents at end of period                                         $ 51,371       $141,868
                                                                                   ========       ========



  (See accompanying notes to the condensed consolidated financial statements)

                              CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1996.

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1996; the results of its operations for the three months ended September 30, 1996 and 1995; and the changes in its cash position for the same periods. All such adjustments are of a normal recurring nature.

2. The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the respective full years.


3. Effective July 1, 1996, the Company adopted Statement of Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation, which encourages but does not require companies to recognize stock awards based on their fair value at the date of grant. As the Company elected to adopt only the disclosure requirements of the new standard, it will continue to apply the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equal the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER ENDED SEPTEMBER 30, 1996 AND 1995:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                First Three Months
                                                              Fiscal year 1997 vs 1996
                                                              ------------------------
        Retail
                       Dollar sales                                   + 5.9%
                       Number of retail centers                       +12.9%
                       Dollar sales per retail center                 - 6.2%
                       Price of home                                  + 4.3%

         Wholesale
                       Dollar sales                                   +14.5%
                       Number of independent retailers                +33.6%
                       Dollar sales per independent retailer          -14.3%
                       Price of home                                  - 2.1%

         Communities
                       Dollar sales                                   + 9.2%
                       Number of communities                          + 9.3%
                       Dollar sales per community                     - 0.1%
                       Price of home                                  + 5.5%


Total revenues for the three months ended September 30, 1996 increased 10% as manufactured housing sales rose 9% to $194 million, financial services income grew 8% to $31 million and rental and other income increased 29% to $11 million.

Net sales of the Retail group rose 6% to $114 million on a 4% rise in the average home price, and a 13% increase in company-owned sales centers, offsetting a 10% decrease in the average number of homes sold per sales center (total locations increased from 196 to 222). The increase in the average home price is primarily attributable to a greater percentage of multi-section homes sold.

Net sales of the Manufacturing group increased 15% to $71 million as the number of homes sold was up 17%. The average wholesale price to independent retailers decreased 2%, as a result of variations within the mix of homes sold.

Net sales of the Communities group rose 9% to $9 million primarily as 4% more homes were sold and the average home selling price increased 5%.

Financial services income increased 8%. Interest and loan servicing revenues grew $2 million, and insurance related revenues rose $2 million. Gains on the sale of installment contract receivables decreased by $1 million as compared to the prior year.

Rental and other income increased 29% on a 21% increase in communities rental income and a $1 million increase in other income.

Financial services interest expense decreased 24%, to $.8 million. Average debt collateralized by installment contract receivables dropped 28% to $29 million, while the weighted average interest rate decreased from 10.99% to 10.72%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased to 31.2% from 31.9%, attributable to a reduction in sales from the Company's Manufacturing group to its Retail group. Vertical shipments were 45% of manufacturing sales last year compared to 42% in the first quarter of fiscal 1997.

Selling, general and administrative expenses, as a percent of revenues, were 25.8%, slightly lower than the 26.5% in the prior comparable period.

The provision for credit losses declined as a percent of sales to 0.5% from 0.6% last year, as credit losses were 0.2% for the period.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company serviced and either owned or was contingently liable. A contract is considered delinquent if any payment is more than one month past due.


                                                               September 30,
                                                             1996        1995
                                                             ----        ----
     Total delinquencies as percentage
     of contracts outstanding:
         All contracts                                       2.28%       2.16%
         Contracts originated by VMF                         1.96%       1.83%
         Contracts acquired from other institutions          4.48%       4.12%

                                       6

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company either owns or for which it is contingently liable.


                                                         Three months ended
                                                             September 30,

                                                         1996           1995
                                                         ----           ----
Net losses as percentage of average
  loans outstanding (annualized):
                  All contracts                           0.2%           0.3%
                  Contracts originated by VMF             0.0%           0.1%
                  Contracts acquired from
                    other institutions                    2.4%           3.5%

Number of contracts in repossession:
                  Total                                    944            612
                  Contracts originated by VMF              830            487
                  Contracts acquired from
                    other institutions                     114            125

Total number of contracts in repossession
         as percentage of total contracts                  1.0%           0.9%


The $3 million decrease in inventories as of September 30, 1996 from June 30, 1996, is explained as follows:


                                                                           Increase (decrease)
                                                                           -------------------
         Manufacturing Group
                  Finished goods                                                 $  4.9
                  Raw materials                                                    (9.4)

         Retail Group
                  Average stocking levels at 216 sales centers owned
                    by the Company at June 30, 1996                                (2.1)
                  Inventory to stock six new company-owned sales centers            2.7

         Communities Group
                  Total of all Communities                                          0.9
                                                                                 ------
                                                                                 $ (3.0)

On September 30, 1996, the order backlog for the Manufacturing Group (consisting of company-owned and independent retailer orders) was $27 million, as compared to $81 million for the prior year.

Liquidity and Capital Resources

Cash at September 30, 1996, was $51.4 million as compared to $47.4 million on June 30, 1996. The Company anticipates meeting cash requirements with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

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

         Net income per share is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. The calculation of earnings per share follows:


                                                               Three Months Ended
                                                                  September 30,
(in thousands except per share data)                          1996             1995
                                                              ----             ----
Net income (fully diluted)                                  $25,603          $22,563
Weighted average shares outstanding (fully diluted)          95,922           94,989
Earnings per share: (fully diluted)                         $   .27          $   .24


              (b)  27.  Financial Data Schedule (for SEC use only).

                              CLAYTON HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CLAYTON HOMES, INC.
                                   (Registrant)


Date:  November 6, 1996            s/Joseph H. Stegmayer
       ----------------            ---------------------------------------------
                                   Joseph H. Stegmayer
                                   President, Chief Operating Officer, Treasurer and Director


Date:  November 6, 1996            s/John J. Kalec
       ----------------            ---------------------------------------------
                                   John J. Kalec
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)