Form 10-Q
period 1996-12-31
CLAYTON HOMES INC
filed 1997-02-14
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 1996
                               -----------------

COMMISSION FILE NUMBER 1-8824
                       ------

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

         Tennessee                              62-0794407
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                       37902
---------------------------------------         -------------------------------
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

    Shares of common stock $.10 par value, outstanding on December 31, 1996 - 118,495,665.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                         Three Months Ended   Six Months Ended
                                             December 31        December 31,
                                           1996      1995      1996      1995
                                           ----      ----      ----      ----
Revenues
  Net sales                              $191,298  $177,529  $385,171  $355,313
  Financial services                       31,039    23,668    61,891    52,265
  Rental and other income                  12,335     9,986    23,814    18,918
                                         --------  --------  --------  --------
    Total revenues                        234,672   211,183   470,876   426,496

Expenses
  Cost of sales                           128,546   120,060   262,019   241,085
  Selling, general
   and administrative                      62,444    54,227   123,299   111,383
  Financial services interest                 728       910     1,506     1,930
  Provision for credit losses               1,000     1,000     2,000     2,000
                                         --------  --------  --------  --------
    Total expenses                        192,718   176,197   388,824   356,398
                                         --------  --------  --------  --------

Operating income                           41,954    34,986    82,052    70,098

Interest income, net                        1,122     1,327     2,327     2,377
                                         --------  --------  --------  --------
Income before income taxes                 43,076    36,313    84,379    72,475
Provision for income taxes                 16,400    13,600    32,100    27,200
                                         --------  --------  --------  --------
Net income                               $ 26,676  $ 22,713  $ 52,279  $ 45,275
                                         ========  ========  ========  ========

Average earnings per share: (1)          $   0.22  $   0.19  $   0.44  $   0.38

Dividends paid per share: (1)            $   0.02  $   0.02  $   0.04  $   0.04

Average shares outstanding: (1)            119,142  119,139   119,359   119,061

(1)  Adjusted for the December 11, 1996 5-for-4 stock split.



                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       (unaudited)   (audited)
                                                         Dec. 31,     June 30,
                                                          1996         1996
                                                          ----         ----
ASSETS:
 Cash and cash equivalents                              $ 33,875     $ 47,400
 Receivables, net                                        410,413      402,039
 Inventories                                             113,514      124,280
 Property, plant and equipment, net                      194,619      184,271
 Other assets                                            178,789      128,360
                                                        --------     --------
   Total assets                                         $931,210     $886,350
                                                        ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities               $ 82,840     $ 91,064
 Long-term debt                                           26,105       30,290
 Deferred income taxes                                     5,100        5,680
 Other liabilities                                       124,738      109,127
 Shareholders' equity                                    692,427      650,189
                                                        --------     --------
   Total liabilities and shareholders' equity           $931,210     $886,350
                                                        ========     ========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                              Six Months Ended
                                                                December 31,
                                                                1996     1995
                                                                ----     ----
OPERATING ACTIVITIES
Net Income                                                   $ 52,279  $ 45,275
Adjustments to reconcile net income to net cash
 provided by operating activities:
         Depreciation and amortization                          6,070     4,079
         Gain on sale of installment contract
          receivables, net of amortization                     (5,465)   (4,415)
         Provision for credit losses                            2,000     2,000
         Decrease in deferred income taxes                       (580)   (3,104)
         Decrease in other receivables, net                     2,517       773
         Decrease (increase) in inventories                    10,766   (13,576)
         Decrease in operating liabilities                     (8,224)  (15,553)
         Other                                                (29,447)   16,466
                                                              --------   ------
                Cash provided (required) from operations       29,916    31,945
         Origination of installment contract receivables     (266,437) (212,823)
         Proceeds from sale of originated installment
          contract receivables                                241,726   202,028
         Principal collected on originated installment
          contract receivables                                 23,045    12,907
                                                             --------  --------
                Net cash provided from operating activities    28,250    34,057


INVESTING ACTIVITIES
Acquisition of installment contract receivables               (41,530)   (5,110)
Proceeds from sale of acquired installment
 contract receivables                                          24,369    25,832
Principal collected on acquired installment
 contract receivables                                          11,401     5,643
Acquisition of property, plant and equipment, net             (16,418)  (21,700)
Increase in restricted cash and investments                    (5,410)  (32,411)
                                                             --------  --------
                Net cash used in investing activities         (27,588)  (27,746)

FINANCING ACTIVITIES
Dividends                                                      (4,305)   (3,033)
Proceeds from short-term borrowings                             4,475    24,295
Repayment of short-term borrowings                             (4,475)  (24,295)
Repayment of long-term debt                                    (4,185)   (9,702)
Issuance of stock for incentive plans and other                 2,923     2,031
Repurchase of Common Stock                                     (8,620)        0
                                                             --------  --------
                Net cash used in financing activities         (14,187)  (10,704)
                                                             --------  --------

Net decrease in cash and cash equivalents                     (13,525)   (4,393)
Cash and cash equivalents at beginning of period               47,400    69,755
                                                             --------  --------
Cash and cash equivalents at end of period                   $ 33,875  $ 65,362
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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1996; the results of its operations for the six months ended December 31, 1996 and 1995; and the changes in its cash position for the same periods. All such adjustments are of a normal recurring nature.

2. The results of operations for the six months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the respective full years.

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

SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                           First Six Months
                                                       Fiscal year 1997 vs 1996
                                                       ------------------------
         Retail
                  Dollar sales                                  + 8.7%
                  Number of retail centers                      + 9.4%
                  Dollar sales per retail center                - 0.7%
                  Price of home                                 + 2.9%

         Wholesale
                  Dollar sales                                  + 7.0%
                  Number of independent retailers               +30.4%
                  Dollar sales per independent retailer         -18.0%
                  Price of home                                 + 1.1%

         Communities
                  Dollar Sales                                  +17.4%
                  Number of communities                         + 9.3%
                  Dollar sales per community                    + 7.4%
                  Price of home                                 + 7.1%


Total revenues for the six months ended December 31, 1996 increased 10% as manufactured housing sales rose 8% to $385 million, financial services income grew 18% to $62 million and rental and other income increased 26% to $24 million.

Net sales of the Retail Group rose 9% to $231 million on a 3% rise in the average home price, and a 9% increase in company-owned sales centers, offsetting a 3% decrease in the average number of homes sold per sales center.
The increase in the average home price is primarily attributable to a greater percentage of multi-section homes sold.

Net sales of the Manufacturing group increased 7% to $138 million as the number of homes sold was up 6%. The average wholesale price to independent retailers increased 1%, as a result of variations within the mix of homes sold.

Net sales of the Communities group rose 17% to $16 million primarily as 10% more homes were sold and the average home selling price increased 7%.

Financial services income increased 18%. Interest and loan servicing revenues grew $8 million, and insurance related revenues rose $4 million. Rental and other income increased 26% on a 12% increase in Communities rental income and a $3 million increase in other income.

Financial services interest expense decreased 22%, to $1.5 million. Average debt collateralized by installment contract receivables dropped 22% to $28 million, while the weighted average interest rate increased from 10.72% to 10.76%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased slightly to 32.0% from 32.1%, attributable to a reduction in the mix of sales from the Company's Manufacturing group to its Retail group.

Selling, general and administrative expenses, as a percent of revenues, were 26.2%, slightly higher than the 26.1% in the prior comparable period. The provision for credit losses declined as a percent of sales to 0.5% from 0.6% last year, and credit losses were .2% for the period.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company serviced and either owned or was contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                               December 31,
                                                              1997     1996
                                                              ----     ----
Total delinquencies as percentage of contracts
outstanding:
         All contracts                                        2.65%    2.62%
         Contracts originated by VMF                          2.33%    2.40%
         Contracts acquired from other institutions           5.09%    3.85%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                              Six months ended
                                                                 December 31,

                                                              1997        1996
                                                              ----        ----
Net losses as percentage of average loans
  outstanding (annualized):
         All contracts                                         0.2%       0.2%
         Contracts originated by VMF                           0.0%       0.0%
         Contracts acquired from other institutions            3.8%       3.6%

Number of contracts in repossession:
         Total                                                 995        677
         Contracts originated by VMF                           891        548
         Contracts acquired from other institutions            104        129

Total number of contracts in repossession
 as percentage of total contracts                              1.3%       1.0%

The $11 million decrease in inventories as of December 31, 1996 from June 30, 1996, is explained as follows:

                                                           Increase (decrease)
                                                           ------------------
         Manufacturing Group
                  Finished goods                                 $ 1.7
                  Raw materials                                   (6.2)

         Retail Group
                  Average stocking levels at 216
                   sales centers owned by the Company
                   at June 30, 1996                              (10.8)
                  Inventory to stock nine new
                   company-owned sales centers                     4.2

         Communities Group
                  Total of all communities                         0.3
                                                                ------
                                                                $(10.8)
                                                                ======

On December 31, 1996, the order backlog for the Manufacturing group (consisting of company-owned and independent retailer orders) was $17 million, as compared to $51 million for the prior year.

SECOND QUARTER ENDED DECEMBER 31, 1996 AND 1995:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                         Second Three Months
                                                       Fiscal year 1997 vs 1996
                                                       ------------------------
         Retail
                  Dollar sales                                   +11.6%
                  Number of retail centers                       + 9.8%
                  Dollar sales per retail center                 + 1.6%
                  Price of home                                  + 1.5%

         Wholesale
                  Dollar sales                                   - 0.1%
                  Number of independent retailers                +27.0%
                  Dollar sales per independent retailer          -21.3%
                  Price of home                                  + 4.2%

         Communities
                  Dollar Sales                                   +28.3%
                  Number of communities                          + 3.2%
                  Dollar sales per community                     +24.3%
                  Price of home                                  +10.3%

Total revenues for the three months ended December 31, 1996 increased 11% primarily due to a 8% increase in manufactured housing sales to $191 million, a 31% increase in financial services income to $31 million and a 24% increase in rental and other income to $12 million.

Net sales of the Retail group rose 12% to $117 million due to a 2% rise in the average home price and a 10% increase in company-owned sales centers, as the average number of homes sold per sales center remained constant.

The Manufacturing group's net sales remained at $67 million as the number of homes sold was down 4%. The average wholesale price to independent retailers increased 4%.

Net sales of the Communities group rose 28% to $8 million primarily due to a 16% increase in units sold and a 10% increase in the average home price.

Financial services income increased 31% as interest and loan servicing revenues increased $6 million, and insurance related revenues rose $2 million.

Rental and other income increased 24% primarily on a 3% increase in communities rental income and a $2 million increase in other income.

Financial services interest expense decreased 20%, to $.7 million. Average debt collateralized by installment contract receivables dropped 23% to $27 million, while the weighted average interest rate increased from 10.44% to 10.80%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 32.8% from 32.4%. The increase is primarily attributable to an increased percentage of retail sales in the total sales mix. Retail sales comprised 65% of total sales this quarter compared to 62% last year in the quarter.

Selling, general and administrative expenses, as a percent of revenues, were 26.6% compared to 25.7% in the prior comparable period, mainly attributable to the start-up of new product lines and financial service and higher insurance claims. The provision for credit losses declined as a percent of sales to 0.5% from 0.6% last year, as credit losses were .2% for the period.

The following table presents write-off experience for the quarters ended December 31, 1996 and 1995:

                                                         Second Quarter Ended
                                                              December 31,

                                                           1996          1995
                                                           ----          ----
Net losses as percentage of average loans
  outstanding (annualized):
         All contracts                                      0.1%          0.2%
         Contracts originated by VMF                        0.0%          0.0%
         Contracts acquired from other institutions         3.5%          3.8%


Liquidity and Capital Resources

Cash at December 31, 1996, was $33.9 million as compared to $47.4 million on June 30, 1996. The Company anticipates meeting cash requirements with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

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


                                   CLAYTON HOMES, INC.
                                     (Registrant)


Date:  February 10, 1997              s/Joseph H. Stegmayer
       -----------------              -----------------------------------------
                                      Joseph H. Stegmayer
                                      President, Chief Operating Officer,
                                      Treasurer and Director



Date:  February 10, 1997              s/John J. Kalec
       -----------------              ------------------------------------------
                                      John J. Kalec
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)