Form 10-Q
period 1997-03-31
CLAYTON HOMES INC
filed 1997-05-13
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q



[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

COMMISSION FILE NUMBER 1-8824

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        62-1671360
-------------------------------                 -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                                      37902
----------------------------------------        ----------------------------
(Address of principal executive offices)                (zip code)

                 423-970-7200
---------------------------------------------------
(Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on March 31, 1997 - 118,417,699.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                        Three Months Ended            Nine Months Ended
                                            March 31,                      March 31,
                                      1997           1996           1997             1996
                                      ----           ----           -----            ----
Revenues
  Net sales                         $178,091       $169,117       $563,262         $524,430
  Financial services                  37,049         28,630         98,941           80,895
  Rental and other income             11,483         13,627         35,297           32,545
                                    --------       --------       --------         --------
    Total revenues                   226,623        211,374        697,500          637,870

Expenses
  Cost of sales                      118,431        114,976        380,451          356,061
  Selling, general
   and administrative                 64,557         57,224        187,856          168,607
  Financial services interest            621            774          2,127            2,704
  Provision for credit losses          1,000          1,000          3,000            3,000
                                    --------       --------       --------         --------
    Total expenses                   184,609        173,974        573,434          530,372
                                    --------       --------       --------         --------

Operating income                      42,014         37,400        124,066          107,498

Interest income, net                     284            854          2,611            3,231
                                    --------       --------       --------         --------
Income before income taxes            42,298         38,254        126,677          110,729
Provision for income taxes            16,000         14,300         48,100           41,500
                                    --------       --------       --------         --------
Net income                          $ 26,298       $ 23,954       $ 78,577         $ 69,229
                                    ========       ========       ========         ========

Average earnings per share: (1)     $   0.22       $   0.20       $   0.66         $   0.58

Dividends paid per share: (1)       $   0.02       $   0.02       $   0.06         $   0.05

Average shares outstanding: (1)      119,214        119,733        119,582          119,234

(1)  Adjusted for the December 11, 1996 5-for-4 stock split.


                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           (unaudited)      (audited)
                                                            March 31,        June 30,
                                                              1997             1996
                                                              ----             ----
ASSETS:
 Cash and cash equivalents                                  $ 74,700         $ 47,400
 Receivables, net                                            414,671          402,039
 Inventories                                                 114,976          124,280
 Property, plant and equipment, net                          207,987          184,271
 Other assets                                                153,860          128,360
                                                            --------         --------
   Total assets                                             $966,194         $886,350
                                                            ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities                   $ 84,514         $ 91,064
 Long-term debt                                               24,680           30,290
 Deferred income taxes                                        10,236            5,680
 Other liabilities                                           128,536          109,127
 Shareholders' equity                                        718,228          650,189
                                                            --------         --------
   Total liabilities and shareholders' equity               $966,194         $886,350
                                                            ========         ========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                           Nine Months Ended
                                                                                 March 31,
                                                                            1997          1996
                                                                            ----          ----
OPERATING ACTIVITIES
Net Income                                                               $  78,577     $  69,229
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
         Depreciation and amortization                                       9,306         6,378
         Gain on sale of installment contract
          receivables, net of amortization                                 (11,132)       (4,505)
         Provision for credit losses                                         3,000         3,000
         Increase (decrease) in deferred income taxes                        4,556        (5,792)
         Increase in other receivables, net                                (20,427)       (2,660)
         Decrease (increase) in inventories                                  9,304       (35,211)
         Decrease in operating liabilities                                  (6,550)      (14,654)
         Other                                                             (12,978)        8,373
                                                                         ---------     ---------
                  Cash provided from operations                             53,656        24,158
         Origination of installment contract receivables                  (417,999)     (313,333)
         Proceeds from sale of originated installment
          contract receivables                                             414,004       206,355
         Principal collected on originated installment
          contract receivables                                              37,317        16,269
                                                                         ---------     ---------
                  Net cash provided by (used in) operating activities       86,978       (66,551)

INVESTING ACTIVITIES
Acquisition of installment contract receivables                            (80,326)      (20,659)
Proceeds from sale of acquired installment
 contract receivables                                                       52,889        30,065
Principal collected on acquired installment
 contract receivables                                                       10,042        12,681
Acquisition of property, plant and equipment, net                          (33,022)      (33,037)
Decrease (increase) in restricted cash and investments                      10,367       (36,142)
                                                                         ---------     ---------
                  Net cash provided by (used in) investing activities      (40,050)      (47,092)

FINANCING ACTIVITIES
Dividends                                                                   (6,675)       (4,933)
Proceeds from short-term borrowings                                         22,141       169,752
Repayment of short-term borrowings                                         (22,141)      (98,812)
Repayment of long-term debt                                                 (5,610)      (11,702)
Issuance of stock for incentive plans and other                              3,074         1,857
Repurchase of Common Stock                                                 (10,417)            0
                                                                         ---------     ---------
                  Net cash provided by (used in) financing activities      (19,628)       56,162
                                                                         ---------     ---------

Net increase (decrease) in cash and cash equivalents                        27,300       (57,481)
Cash and cash equivalents at beginning of period                            47,400        69,755
                                                                         ---------     ---------
Cash and cash equivalents at end of period                               $  74,700     $  12,274
                                                                         =========     =========


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

     The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 1997; the results of its operations for the three month and nine month periods ended March 31, 1997 and 1996; and the changes in its cash position for the nine months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

2. The results of operations for the nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the respective full years.

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

4. In February 1997, the FASB issued Statement of Accounting Standards No, 128, Earnings Per Share (EPS). The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Additionally, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the diluted EPS calculation. The Company plans to adopt the provisions of the Statement 128 in fiscal year 1998 and the impact on the Company's financial statements has not been determined.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          See Pages 2 through 4.

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

NINE MONTHS ENDED MARCH 31, 1997 AND 1996:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                 First Nine Months
                                                            Fiscal year 1997 vs 1996
                                                            ------------------------
     Retail
              Dollar sales                                           + 8.5%
              Number of retail centers                               + 9.9%
              Dollar sales per retail center                         - 1.3%
              Price of home                                          + 1.1%

     Wholesale
              Dollar sales                                           + 4.3%
              Number of independent retailers                        +31.5%
              Dollar sales per independent retailer                  -20.7%
              Price of home                                          + 2.9%

     Communities
              Dollar Sales                                           +19.1%
              Number of communities                                  + 9.2%
              Dollar sales per community                             + 9.1%
              Price of home                                          + 6.3%

Total revenues for the nine months ended March 31, 1997 increased 9% to $698 million. As manufactured housing sales rose 7% to $563 million, financial services income grew 22% to $99 million and rental and other income increased 9% to $35 million.

Net sales of the Retail Group rose 9% to $340 million on a 1% rise in the average home price, and a 10% increase in company-owned sales centers, offsetting a 2% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 4% to $197 million as the number of homes sold was up 1%. The average wholesale price to independent retailers increased 3%, as a result of a shift in product mix toward multi-section homes.

Net sales of the Communities group rose 19% to $25 million as 12% more homes were sold and the average home selling price increased 6%.

Financial services income increased 22%. Interest and loan servicing revenues grew $12 million, and insurance related revenues rose $5 million. Rental and other income increased 9% on a 9% rise in Communities rental income and a $1 million increase in other income.

Financial services interest expense decreased 21%, to $2.1 million. Average debt collateralized by installment contract receivables dropped 22% to $27 million, while the weighted average interest rate moved from 10.35% to 10.49%. The terms of the debt preclude prepayment by the Company.

Gross profit margins improved to 32.5% from 32.1%. The increase is primarily attributable to a higher percentage of retail sales in the total sales mix.

Selling, general and administrative expenses, as a percent of revenues, were 26.9%, slightly above the 26.4% in the year earlier period. The provision for credit losses was 0.5% of sales versus 0.6% last year.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company serviced and either owned or was contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                                 March 31,
                                                            1997           1996
                                                            ----           ----
Total delinquencies as percentage
of contracts outstanding:
    All contracts                                           2.12%          1.94%
    Contracts originated by VMF                             1.86%          1.67%
    Contracts acquired from other institutions              2.79%          3.61%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                                 Nine months ended
                                                                       March 31,

                                                                1997             1996
                                                                ----             ----
Net losses as a percent of average
  loans outstanding (annualized):
         All contracts                                          0.2%             0.3%
         Contracts originated by VMF                            0.0%             0.0%
         Contracts acquired from other institutions             3.6%             4.5%

Number of contracts in repossession:
         Total                                                  954              621
         Contracts originated by VMF                            858              542
         Contracts acquired from other institutions              96               79

Total number of contracts in repossession
 as percentage of total contracts                               1.2%             0.86%


The $9.3 million decrease in inventories as of March 31, 1997 from June 30, 1996, is explained as follows:

         Manufacturing Group                                 Increase (decrease)
         -------------------                                 ------------------
                  Finished goods                                    $ 5.6
                  Raw materials                                      (8.5)

         Retail Group
         ------------
                  Average stocking levels at 229
                   sales centers owned by the Company
                   at March 31, 1997                                (13.2)
                  Inventory to stock thirteen new
                   company-owned sales centers                        5.6

         Communities Group
         -----------------
                  Total of all communities                            1.2
                                                                    -----
                                                                    $(9.3)
                                                                    =====

On March 31, 1997, the order backlog for the Manufacturing group (consisting of company-owned and independent retailer orders) was $37 million, as compared to $40 million for the prior year.

THIRD QUARTER ENDED MARCH 31, 1997 AND 1996:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                             Third Three Months
                                                          Fiscal year 1997 vs 1996
                                                          ------------------------
     Retail
              Dollar sales                                         + 8.1%
              Number of retail centers                             + 7.1%
              Dollar sales per retail center                       + 0.9%
              Price of home                                        - 2.5%

     Wholesale
              Dollar sales                                         - 1.5%
              Number of independent retailers                      +25.5%
              Dollar sales per independent retailer                -21.5%
              Price of home                                        + 6.3%

     Communities
              Dollar Sales                                         +22.3%
              Number of communities                                + 3.1%
              Dollar sales per community                           +18.6%
              Price of home                                        + 4.8%

Total revenues for the three months ended March 31, 1997, increased 7% on a 5% increase in manufactured housing sales to $178 million, a 29% increase in financial services income to $37 million and an overall 16% decrease in other income to $11 million.

Net sales of the Retail group rose 8% to $110 million as the number of company-owned sales centers was up 7% and the average number of homes sold per sales center increased.

The Manufacturing group's net sales decreased to $59 million as the number of homes sold was down 7%. The average wholesale price to independent retailers increased 6%, a reflection of product mix.

Net sales of the Communities group jumped 22% to $9 million primarily on a 17% increase in units sold and a 5% increase in the average home price.

Financial services income climbed 29% as interest and loan servicing revenues increased $8 million, and insurance related revenues rose $1 million.

Rental and other income decreased 16% on a 4% increase in communities rental income and a $2 million decrease in other income.

Financial services interest expense decreased 20%, to $.6 million. Average debt collateralized by installment contract receivables dropped 23% to $25 million, while the weighted average interest rate increased from 9.52% to 9.90%. The terms of the debt preclude prepayment by the Company.

Gross profit margins improved to 33.5% from 32.0%. The increase is primarily attributable to a higher percentage of retail sales in the total sales mix. Retail sales comprised 62% of total sales this quarter compared to 60% last year in the quarter.

Selling, general and administrative expenses, were 28.5% of revenues compared to 27.1% in the prior comparable period, mainly attributable to the start-up of new financial service product lines and higher insurance claims. The provision for credit losses remained constant as a percent of sales at 0.6%.

The following table presents write-off experience for the quarters ended March 31, 1997 and 1996:

                                                              Third Quarter Ended
                                                                   March 31,

                                                               1997         1996
                                                               ----         ----
Net losses as a percent of average
  loans outstanding (annualized):
         All contracts                                         0.2%         0.3%
         Contracts originated by VMF                           0.0%         0.0%
         Contracts acquired from other institutions            3.6%         6.2%


Liquidity and Capital Resources

Cash at March 31, 1997, was $74.7 million as compared to $47.4 million on June 30, 1996. The Company anticipates meeting cash requirements with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

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

         Net income per share is computed on the weighted average number of shares outstanding during the quarter after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method. The calculation of earnings per share follows:

                                                         Nine Months Ended
                                                              March 31,

(in thousands except per share data)                     1997           1996
                                                         ----           ----
Net income (fully diluted)                             $ 78,577       $ 69,229
Weighted average shares
  outstanding (fully diluted)                           119,582        119,234
Earnings per share: (fully diluted)                    $    .66       $    .58


    (b)  27.  Financial Data Schedule (for SEC use only).

                               CLAYTON HOMES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CLAYTON HOMES, INC.
                                   (Registrant)


Date:  May 9, 1997                    s/Joseph H. Stegmayer
     --------------------             ------------------------------------------
                                      Joseph H. Stegmayer
                                      President, Chief Operating Officer,
                                      Treasurer and Director



Date:  May 9, 1997                    s/John J. Kalec
     --------------------             ------------------------------------------
                                      John J. Kalec
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)