Form 10-K
period 1997-06-30
CLAYTON HOMES INC
filed 1997-09-24
CIK 719547

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from               to
                                                      ----------      --------


Commission file number 1-8824

                              CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                62-1671360
--------------------------------------------          -------------------------
State or other jurisdiction of incorporation            (I.R.S. Employer
or organization                                         Identification Number)


623 Market Street
Knoxville, Tennessee                                    37902
--------------------------------------------          -------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: 423-970-7200
Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                     which registered
-------------------------------------------------------------------------------
COMMON STOCK, $.10 PAR VALUE PER SHARE                NEW YORK STOCK EXCHANGE



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 1997, was approximately $1,446,741,684 (86,051,550 shares at closing price on the NYSE of $16.8125). For this purpose all shares beneficially held by executive officers and the Board of Directors of the Registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, $.10 par value, outstanding on August 31, 1997, were 118,689,342.

Exhibit index appears on pages 15-16.

                      DOCUMENTS INCORPORATED BY REFERENCE


Part of                             Documents from which portions are
Form 10-K                           incorporated by reference
---------                           -------------------------------------
Part II (except for Item 5)
                                    Annual Report to Shareholders for
                                    fiscal year ended June 30, 1997

Part III Proxy Statement relating to Company's Annual Meeting of Shareholders on November 12, 1997

                              CLAYTON HOMES, INC.

                                     PART I
ITEM 1.  BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries (The Company) produce, sell, finance and insure primarily low to medium priced manufactured homes. The Company's 17 manufacturing plants produce homes which are marketed in 28 states through 975 retailers, of which 245 are Company-owned sales centers and 67 are Company-owned community sales operations. The Company provides installment financing to purchasers of manufactured homes sold by its retail centers and by selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. The Company acts as agent, earns commissions and reinsures risks on physical damage, family protection, and home buyer protection insurance policies issued by a non-related insurance company (ceding company) in connection with the Company's retail sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Delaware corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located in Knoxville, Tennessee.

The following table shows the percentage of revenue derived from sales by Company-owned retail centers, sales to independent retailers and financial services operations and other income for each of the last three fiscal years.

                                                        YEAR ENDED JUNE 30,
                                                       1997    1996     1995
                                                       ----    ----     ----
     SALES BY COMPANY-OWNED RETAIL CENTERS
      AND COMMUNITIES...............................    52%     52%      53%
     SALES TO INDEPENDENT RETAILERS.................    28%     30%      29%
     FINANCIAL SERVICES AND OTHER...................    20%     18%      18%
                                                       ----    ----     ----
     TOTAL..........................................   100%    100%     100%
                                                       ====    ====     ====

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

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $10,000 to $75,000 with sizes from 500 to 2,150 square feet.

The Company markets homes under a variety of model names. Homes include as standard equipment central heating, range, refrigerator, and color-coordinated window, wall and floor coverings. Optional features include central air conditioning, wood-burning fireplaces, bay windows, hardwood floors, whirlpool tubs, skylights, and furniture.

MANUFACTURING OPERATIONS

The Company owns or leases 17 manufacturing plants, ranging in size from 63,000 to 194,000 square feet. Plants are located in Andersonville, Ardmore, two in Bean Station, Halls, Maynardville, Rutledge, White Pine, and two in Savannah, Tennessee; in Henderson, Oxford and Richfield, North Carolina; in Waycross, Georgia and one in Bonham and two in Waco, Texas. See "Item 2. Properties." The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced against orders received from independent and Company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 34,000 homes per year. During the fiscal year ended June 30, 1997, the Company produced 25,830 homes.

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

The Company offers one to five year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 1997, and June 30, 1996, amounted to approximately $12,308,000 and $12,343,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $40,500,000 and $30,800,000 on June 30, 1997, and 1996, respectively. Based on the Company's production rate, approximately four weeks would be required to fill backlog orders at June 30, 1997.

SALES OF HOMES MANUFACTURED BY THE COMPANY

The following table sets forth manufacturing sales data for number of homes shipped to Company-owned retail centers and to independent retailers, total number of homes sold, number of plants, number of independent retailers and number of Company-owned retail centers for the periods indicated.

                                                                    AT OR FOR THE
                                                                  YEAR ENDED JUNE 30,
                                                               1997    1996       1995
                                                               ----    ----       ----
NUMBER OF HOMES SOLD TO INDEPENDENT RETAILERS...............  14,375  14,068     11,025
NUMBER OF HOMES SHIPPED TO COMPANY-OWNED RETAIL CENTERS ....  11,455  10,613      7,917
                                                              ------  ------     ------
TOTAL.......................................................  25,830  24,681     18,942
                                                              ======  ======     ======
NUMBER OF PLANTS OPERATING..................................      17      17         16
NUMBER OF INDEPENDENT RETAILERS.............................     663     580        421
NUMBER OF COMPANY-OWNED COMMUNITIES.........................      67      64         55
NUMBER OF COMPANY-OWNED RETAIL CENTERS......................     245     216        192

COMPANY RETAIL OPERATIONS

As of June 30, 1997, the Company sold homes through 245 Company-owned retail centers in 21 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.

                                                         YEAR ENDED JUNE 30,
                                                     1997       1996       1995
                                                     ----       ----       ----
     NUMBER OF COMPANY-OWNED CENTERS.............      245        216        192
     NUMBER OF NEW HOMES SOLD (INCLUDING HOMES
       BUILT BY THE COMPANY AND BY OTHER
       MANUFACTURERS)............................   13,425     12,750     11,352
     AVERAGE RETAIL PRICE OF NEW HOMES SOLD......  $34,209    $33,043    $30,565
     NUMBER OF PREVIOUSLY-OWNED HOMES SOLD.......    3,621      3,039      2,746


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

Homes sold by Company-owned retail centers are delivered to the home owners' sites by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home may include delivery and setup of the home at the retail purchaser's site. Electrical, water, and gas connections are performed by licensed technicians.

INDEPENDENT RETAILERS

In the years ended June 30, 1997, and 1996, 56% and 57%, respectively, of homes manufactured by the Company were sold to its independent retailers. As of June 30, 1997, the Company had 663 independent retailers in 26 states. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers also help the Company ensure that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

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

FINANCIAL SERVICES

The Company believes that the ability to make financing available to retail purchasers is a material factor affecting the market acceptance of its product. The Company facilitates retail sales by making loans through its finance subsidiary, VMF, and by maintaining relationships with conventional lenders such as banks and finance companies for the pre-arranged sale of retail installment contracts. The following table reflects the relative percentages of homes sold by the Company's retail centers which were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.

                                                     YEAR ENDED JUNE 30,
                                                   1997     1996     1995
                                                   ----     ----     ----
     VMF........................................    77%      76%      72%
     CONVENTIONAL LENDERS.......................     3%       5%       5%
     CUSTOMER ARRANGED OR CASH..................    20%      19%      23%
                                                   ----     ----     ----
     TOTAL......................................   100%     100%     100%
                                                   ----     ----     ----

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

The balance of the purchase price is financed by an installment sales contract providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Normally, the contracts provide for equal monthly payments, generally over a period of five to twenty years at fixed or variable rates of interest. VMF believes the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment, and not necessarily to the interest rate.

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

During the last ten fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company's retail locations. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 1997, VMF originated 21,691 contracts. At June 30, 1997, VMF was servicing approximately 102,000 contracts with an aggregate dollar amount of $2,044 million of which VMF has ownership interest or contingent liability on approximately 87,000 contracts with an aggregate dollar amount of $1,910 million. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods are as follows:

                                          CONTRACT ORIGINATIONS
                                            YEAR ENDED JUNE 30,
                                      1997          1996          1995
                                      ----          ----          ----
PRINCIPAL BALANCE OF CONTRACTS
 ORIGINATED (IN THOUSANDS)........ $646,624       $476,467      $345,260
NUMBER OF CONTRACTS ORIGINATED....   21,691         16,910        13,857
AVERAGE CONTRACT SIZE ............ $ 29,811       $ 28,177      $ 24,916
AVERAGE INTEREST RATE ............    11.10%         10.72%        12.24%

The following table shows the size of the portfolio of manufactured housing contracts serviced by VMF on which it was contingently liable or owner on the dates indicated:

                                          CONTRACT SERVICING PORTFOLIO
                                                YEAR ENDED JUNE 30,
                                          1997          1996           1995
                                          ----          ----           ----
TOTAL NUMBER OF CONTRACTS BEING
    SERVICED.........................   87,126         74,154        66,960
    ORIGINATED BY VMF................   76,403         64,298        55,923
    ACQUIRED FROM OTHER
     INSTITUTIONS....................   10,723          9,856        11,037

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans. Additionally, the Company funds home lending activities through the capital markets. In fiscal 1997, the Company completed four public offerings of asset-backed securities totaling $756 million. In excess of $1.9 billion of securities has been issued and sold since 1991.

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

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $1,000,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 1997, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $20 million. As of June 30, 1997, VMF was servicing 268 GNMA pools totaling $182 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition, corporate existence and employment of certain key individuals. The Company may remain contingently liable on installment sales contracts sold with recourse to institutional investors; this contingent liability amounted to approximately $33 million as of June 30, 1997. See Note 6 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

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

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. The Acquired Contracts were originated by savings and loan associations, savings banks, or other lenders, and acquired indirectly or directly from them by VMF. The Acquired Contracts were underwritten on the basis of underwriting criteria that were different from and, as a whole, not as strict as VMF's underwriting criteria.

In fiscal 1992 and 1994, VMF became the servicer of 15,409 and 20,180 manufactured housing installment sales contracts with approximate principal balances of $199 million and $285 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to this portfolio. At June 30, 1997, VMF was servicing approximately 14,769 of these installment sales contracts with an approximate principal balance of $134 million.

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

Although the terms of the installment sales contracts vary according to the financial institutions which purchase the contracts, most contracts provide that the failure to make a payment as scheduled is an event of default which gives rise to the right to repossess the home. However, it is the policy of the Company, not to repossess the home until payments are three months delinquent, unless the borrower has no apparent ability to bring payments current, in which case repossession may occur sooner. The Company generally follows the same policy with respect to loans insured by the FHA or guaranteed by the VA, although the Company must also file a notice of claim within nine months after default with the agency to preserve its rights under the programs.

The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. A contract is considered delinquent if any payment is past-due 30 days or more.

                                                 DELINQUENCY PERCENTAGE AT JUNE 30,
                                                      1997     1996     1995
                                                      ----     ----     ----
TOTAL DELINQUENCIES AS PERCENTAGE OF
CONTRACTS OUTSTANDING:
  ALL CONTRACTS................................       2.08%    2.04%    2.03%
  CONTRACTS ORIGINATED BY VMF..................       1.99     1.88     1.67
  CONTRACTS ACQUIRED FROM OTHER INSTITUTIONS...       2.68     3.04     4.04

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                LOAN LOSS/REPOSSESSION EXPERIENCE
                                                AT OR FOR THE YEAR ENDED JUNE 30,

                                                   1997       1996      1995
                                                   ----       ----      ----
 NET LOSSES AS PERCENTAGE OF
 AVERAGE LOANS OUTSTANDING:
  ALL CONTRACTS................................     0.2%       0.3%      0.2%
  CONTRACTS ORIGINATED BY VMF..................     0.0%       0.0%      0.0%
  CONTRACTS ACQUIRED FROM OTHER INSTITUTIONS...     1.8%       1.4%      1.4%

 NUMBER OF CONTRACTS IN REPOSSESSION:
  TOTAL........................................     755        709       540
  CONTRACTS ORIGINATED BY VMF..................     703        635       422
  CONTRACTS ACQUIRED FROM OTHER INSTITUTIONS...      52         74       118

 TOTAL NUMBER OF CONTRACTS IN REPOSSESSION AS
 PERCENTAGE OF TOTAL CONTRACTS.................    0.87%      0.96%     0.81%

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

INSURANCE OPERATIONS. The Company acts as agent on physical damage, family protection, and home buyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 1997, the Company acted as the agent on physical damage, family protection, and home buyer protection policies on approximately 71%, 56%, and 74%, respectively, of Company retail sales. Physical damage and home buyer protection plan policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD ( VPAC), a wholly-owned subsidiary of the Company.

The family protection insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLAC), Midland States Life Insurance Company (MSLC) and Eastern States Life Insurance Company (ESLC), which are majority-owned subsidiaries of the Company.

MANUFACTURED HOUSING COMMUNITIES

In fiscal 1997 the Communities group acquired 964 sites in 4 communities and developed 48 sites at existing communities, bringing total sites owned to 17,797 at June 30, 1997, a 6% increase from the prior year. See "Item 2. Properties." The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:

                                              JUNE 30,
                                     1997       1996         1995
                                    ------     ------       ------
     HOME SITES OWNED               17,797     16,780       15,541

     OCCUPANCY RATE                     70%        64%          68%


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

VPAC and VLAC are subject to insurance and other regulations of the British Virgin Islands. MSLC and ESLC are subject to insurance and other regulations of the Turks and Caicos Islands.

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

EMPLOYEES

As of June 30, 1997, the Company employed 5,991 persons. Of these, 1,571 were employed in retail sales, 3,590 in manufacturing, 361 in financial services, 413 in communities and 56 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

SECTION 16 COMPLIANCE

For the fiscal year ended June 30, 1997, all Forms 3, 4 and 5, as required by the Securities and Exchange Commission Rules under Section 16 of the Securities Exchange Act of 1934, were filed on time.

ITEM 2. PROPERTIES.

The Company's Financial Services operations and executive offices are located in Knoxville, Tennessee in several wholly-owned one-story buildings made up of modular units (built by the Bean Station single-section plant) which total approximately 38,000 square feet of office space and approximately 16,000 square feet in an office building owned previously 50% by the Company and 50% by a related party. On June 30, 1997, the Company converted its ownership in the office building into a leasehold interest in preparation for its relocation to new Corporate facilities in fiscal year 1998. See "Item 13. Certain Relationships and Related Transactions." The following table sets forth the properties which the Company uses for its manufacturing operations and locations of its manufactured housing communities. All of the buildings used for manufacturing operations are constructed of fabricated metal on a concrete slab.

     LOCATION OF PROPERTY

MANUFACTURING OPERATIONS            APPROXIMATE               MANUFACTURING OPERATIONS            APPROXIMATE
                                    SQUARE FEET                                                   SQUARE FEET
  Owned by company                                              Owned by company

         Georgia                                                  Tennessee (continued)
                  Waycross                   100,000                    Bean Station #1                114,000
         North Carolina                                                 Bean Station #2                137,000
                  Henderson                  112,000                    Andersonville                  128,000
                  Oxford                      92,000                    White Pine                     137,000
                  Richfield                  194,000              Texas
         Tennessee                                                      Waco #1                        148,000
                  Maynardville               110,000                    Waco #2                         99,000
                  Savannah #1                104,000                    Bonham                         117,000
                  Savannah #2                109,000            Leased
                  Ardmore                    100,000                    Halls, Tennessee                63,000
                  Rutledge                    87,000

   COMMUNITIES                            APPROXIMATE      COMMUNITIES                          APPROXIMATE
                                             ACRES                                                    ACRES
     Owned by company                                      Owned by company
        Arizona                                                Tennessee
                  Glendale                     14                       Farragut                         23
                  Mirage                       35                       Knoxville (3)                   147
                  Phoenix                      47                       LaVergne                         76
        Florida                                                         Millington                       29
                  Gainesville (2)             132                       Morristown                       12
                  Jacksonville (4)            254                       Maryville (2)                    67
                  Kissimmee                    41                       Powell                           23
                  Mulberry (2)                 91                       Rockford                         13
                  Princeton                    37                       Smyrna                           26
                  Tallahassee                  39                       Tullahoma                        18
        Georgia                                                Texas
                  Douglasville (2)             97                       Arlington                        43
        Iowa                                                            Dallas (2)                       84
                  Carter Lake                  41                       Denton (3)                      201
        Michigan                                                        Fort Worth (4)                  142
                  Kalamazoo                   126                       Flower Mound                     18
        Missouri                                                        Greenville                       25
                  Independence                 90                       Houston (3)                     115
        North Carolina                                                  Humble                           55
                  Greensboro                   83                       Little Elm                       48
        Oklahoma                                                        Mesquite                         27
                  Edmond                       37                       Pearland                         30
                  Midwest City                 25                       San Angelo                       90
                  Norman                       44                       San Antonio (4)                 206
                  Oklahoma City (2)           116                       Schertz                          71
        South Carolina                                                  Wylie (2)                       179
                  Florence                     50              Virginia
                                                                        Evington                         70


The Company-owned retail centers are generally one to four acre sites with a manufactured office unit serving as the sales office. The balance of a retail center site is devoted to the display of homes. Of the 245 retail centers, 109 are owned and 136 occupy leased property. The Company does not believe that any of the property owned or leased for an individual retail center is material to its overall business.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the period from July 1, 1995 to June 30, 1997, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                                 FISCAL                   FISCAL
                                  1997                     1996
                                  ----                     ----
     QUARTER ENDED          HIGH        LOW         HIGH           LOW

     SEPTEMBER             $17.90     $13.80       $15.60        $10.56
     DECEMBER               17.20      12.60        18.64         14.96
     MARCH                  15.38      13.00        17.70         14.70
     JUNE                   15.25      12.63        16.90         14.30

(b) As of August 31, 1997, there were 9,152 holders of record (approximately 54,000 beneficial holders) of the Company's Common Stock.

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

The following portions of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM 6. SELECTED FINANCIAL DATA.
Eleven Year Review on page 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-15.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

- Quarterly Results (unaudited) on page 15.
- Report of Independent Accountants on page 16.
- Consolidated Balance Sheets on page 16.
- Consolidated Statements of Income on page 17.
- Consolidated Statements of Shareholders' Equity on page 17.
- Consolidated Statements of Cash Flows on page 18.
- Notes to the Consolidated Financial Statements on pages 19-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

     NAME                 AGE                POSITION
JAMES L. CLAYTON           63        CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                     OFFICER

JOSEPH H. STEGMAYER        46        VICE CHAIRMAN OF THE BOARD AND CHAIRMAN OF
                                     THE EXECUTIVE COMMITTEE (a)

KEVIN T. CLAYTON           34        PRESIDENT AND PRESIDENT - FINANCIAL
                                     SERVICES (b)

DAVID M. BOOTH             44        EXECUTIVE VICE PRESIDENT AND PRESIDENT -
                                     RETAIL GROUP

JOHN J. KALEC              47        SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                     OFFICER AND SECRETARY (PRINCIPAL
                                     ACCOUNTING OFFICER) (c)

RICHARD D. STRACHAN        55        VICE PRESIDENT AND PRESIDENT -
                                     MANUFACTURING GROUP (d)

PAUL W. BOYD               39        TREASURER (e)


(a) Mr. Stegmayer joined the Company in July 1993 as President and Chief Operating Officer. From 1982 to July 1993, he served as Vice President, Chief Financial Officer, Treasurer and Director of Worthington Industries, Inc. In August 1997, he was elected Vice Chairman of the Company.

(b) Mr. K. T. Clayton has been President - Financial Services since 1995. Prior to that time, he served in various management positions with the Company. In August 1997, he was named President of the Company.

(c) Mr. Kalec joined the Company in September 1996 as Vice President and Chief Financial Officer. From 1973 to 1996, he served in various senior level finance and accounting positions with Philips Electronics, including Managing Director Finance and Accounting for Philips Components, B.V. in the Netherlands, 1992-96; and Senior Vice President and Chief Financial Officer for U.S. Philips Consumer Electronics, 1985-1992. In August 1997, he was named Senior Vice President, Chief Financial Officer and Secretary.

(d) Prior to joining the Company in 1994, Mr. Strachan was President and Chief Operating Officer of the Visador Company from 1989 to 1994. He was named Vice President of the Company and President of the Manufacturing Group in August 1997.

(e) Mr. Boyd joined the Company in April 1996 as Director of Finance. From 1994 to 1995, he served as Senior Vice President of Victoria Bankshares, Inc. From 1989 to 1994, he served as Senior Vice President and Chief Financial Officer of FNB Financial Corporation, a Tennessee bank holding company. In August 1997, he was named Treasurer of the Company.

All other officers have been in their positions for at least five years.

The Company's executive officers serve at the pleasure of the Board of Directors.

All other required information is incorporated by reference to the Company's Proxy Statement under the heading ELECTION OF DIRECTORS.

ITEM 11.  EXECUTIVE COMPENSATION.
Incorporated by reference to the Company's Proxy Statement under the heading COMPENSATION OF MANAGEMENT TABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Company's Proxy Statement under the headings ELECTION OF DIRECTORS and PRINCIPAL SHAREHOLDER THEREOF; SECURITY OWNERSHIP OF MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
Incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

 (a)  The following documents are filed as part of this report:

     1.  Financial Statements: (Included in Annual Report - Exhibit 13).

                 The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 1997 Annual Report to Shareholders for the year ended June 30, 1997.

                 Report of Independent Accountants.

                 Consolidated Balance Sheets - June 30, 1997 and 1996.

                 Consolidated Statements of Income - years ended June 30, 1997, 1996 and 1995.

                 Consolidated Statements of Shareholders' Equity - years ended June 30, 1997, 1996 and 1995.

                 Consolidated Statements of Cash Flows - years ended June 30, 1997, 1996 and 1995.

                 Notes to the Consolidated Financial Statements.

     3.  Exhibits:

           3.    (a) Restated charter as amended. (A)

                 (b) Bylaws. (B)

                 (c) Amendment to Bylaws. (A)

           4.    (a) Specimen stock certificates. (E)

                 (b) The Company agrees to furnish to the Commission, upon request, instruments relating to the long term debt of the Company or its subsidiaries.

           10. (a) Form of shareholders' agreement between Clayton Homes, Inc. and Progressive Partners. (B)

                 (b) Lease Agreement, dated June 29, 1972, as amended, between Clayton Homes, Inc. and Dean Planters Warehouse, Inc. (B) (subsequently assigned to CLF, a limited partnership which includes a related party).

                 (c) Clayton Homes, Inc. 1983 Stock Option Plan. (B)

                 (d) Clayton Homes, Inc. 1985 Stock Option Plan. (F)

                 (e) 1991 Employee Stock Incentive Plan. (G)

                 (f) Directors' Equity Plan. (G)

                 (g) Directors' Equity Plan. (H)

                 (h) Directors' Equity Plan. (I)

                 (i) Clayton Homes, Inc. Employee Savings Plan and Partnership. (C)

                 (j) Description of Clayton Homes, Inc. bonus arrangement for key executives. (I)

           13.  Annual Report to Shareholders for year ended June
                30, 1997. (D)

           21.  List of Subsidiaries of the Registrant.

           23.  Consent of independent accountants.

           27.  Financial Data Schedule (for SEC use only)

-----------------------------------------------------------------

(A) Filed with the Company's Form 10-K for the year ended June 30, 1992, and incorporated by reference thereto.

(B) Filed as Exhibits to Registration Statement on Form S-1(SEC File No. 2-83705) and incorporated by reference thereto.

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

(G) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 12, 1991, and incorporated by reference thereto.

(H) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 11, 1992, and incorporated by reference thereto.

(I) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 10, 1993, and incorporated by reference thereto.

-------------------------------
(b)  Reports on Form 8-K.
     No reports were filed in the Registrant's last quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on September 23, 1997

                                         CLAYTON HOMES, INC.

                                         By: s/Joseph H. Stegmayer
                                         -------------------------
                                         Joseph H. Stegmayer
                                         Vice Chairman of the Board and
                                         Chairman of the Executive Committee

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/James L. Clayton         September 23, 1997        Chairman of the Board and
-----------------------                               James L. Clayton
Chief Executive Officer                               (Principal Executive Officer)


/s/Joseph H. Stegmayer      September 23, 1997        Vice Chairman of the Board and
------------------------                              Chairman of the Executive
Joseph H. Stegmayer                                   Committee


/s/John J. Kalec            September 23, 1997        Senior Vice President and Chief
------------------------                              Financial Officer and Secretary
John J. Kalec                                         (Principal Financial Officer)


/s/B. Joe Clayton           September 23, 1997        Director
------------------------
B. Joe Clayton


/s/James D. Cockman         September 23, 1997        Director
------------------------
James D. Cockman


/s/Wallace C. Doud          September 23, 1997        Director
------------------------
Wallace C. Doud


/s/Dan W. Evins             September 23, 1997        Director
------------------------
Dan W. Evins


/s/Wilma H. Jordan          September 23, 1997        Director
------------------------
Wilma H. Jordan


/s/C. Warren Neel           September 23, 1997        Director
------------------------
C. Warren Neel