Form 10-Q
period 1997-09-30
CLAYTON HOMES INC
filed 1997-11-10
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   September 30, 1997
                                 ------------------
COMMISSION FILE NUMBER   1-8824
                         ------

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                62-1671360
-------------------------------        -------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification
incorporation or organization)         Number)

P. O. Box 15169
623 Market Street
Knoxville, Tennessee                               37902
-------------------------------               ------------------
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

    Shares of common stock $.10 par value, outstanding on September 30, 1997 - 118,650,868.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                                           Three Months Ended
                                                              September 30,
                                                           1997           1996
                                                         --------       --------
Revenues
  Net sales                                              $208,946       $193,874
  Financial services                                       41,050         30,852
  Rental and other income                                  12,699         11,478
                                                         --------       --------
    Total revenues                                        262,695        236,204
                                                         --------       --------

Costs and expenses
Cost of sales                                             143,554        133,472
  Selling, general and administrative                      70,794         60,855
  Financial services interest                                 602            778
  Provision for credit losses                               1,000          1,000
                                                         --------       --------
    Total expenses                                        215,950        196,105
                                                         --------       --------

Operating income                                           46,745         40,099
Interest income (expense), net/other                        1,134          1,204
                                                         --------       --------
Income before income taxes                                 47,879         41,303
Provision for income taxes                                 18,200         15,700
                                                         --------       --------
Net income                                               $ 29,679       $ 25,603
                                                         ========       ========

Earnings per share: (1)                                  $   0.25       $   0.22

Dividends paid per share: (1)                            $  0.020       $  0.016

Average shares outstanding: (1)                           119,347        119,903

(1) Adjusted for the December 11, 1996 5-for-4 stock split.



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       (unaudited)    (audited)
                                                      September 30,    June 30,
                                                          1997           1997
                                                       ----------     ----------
ASSETS:
 Cash and cash equivalents                             $   72,366     $   89,695
 Receivables, net                                         495,744        478,691
 Inventories                                              113,796        119,434
 Property, plant and equipment, net                       217,777        214,072
 Deferred income taxes                                      5,284              0
 Other assets                                             160,831        143,869
                                                       ----------     ----------
   Total assets                                        $1,065,798     $1,045,761
                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Accounts payable and accrued liabilities              $   99,334     $   99,498
 Long-term debt                                            21,238         22,806
 Deferred income taxes                                          0         14,074
 Other liabilities                                        162,843        154,857
 Shareholders' equity                                     782,383        754,526
                                                       ----------     ----------
   Total liabilities and shareholders' equity          $1,065,798     $1,045,761
                                                       ==========     ==========


   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                    Three Months Ended
                                                                                        September 30,
                                                                                     1997          1996
                                                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $  29,679    $  25,603
Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                 3,430        3,042
         Gain on sale of installment contract receivables, net of amortization        (8,684)      (3,189)
         Provision for credit losses                                                   1,000        1,000
         Deferred income taxes                                                       (19,358)        (580)
         Increase in other  receivables, net                                         (12,649)      (5,059)
         Decrease in inventories                                                       5,638        2,966
         Increase (decrease) in accounts payable, accrued liabilities, and other       3,003      (22,463)
                                                                                   ---------    ---------
                  Cash provided by operations                                          2,059        1,320
         Origination of installment contract receivables                            (173,274)    (134,668)
         Proceeds from sales of originated installment contract receivables          174,629      128,557
         Principal collected on originated installment contract receivables            3,365       25,295
                                                                                   ---------    ---------
                  Net cash provided by operating activities                            6,779       20,504

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                      (75,096)     (15,304)
Proceeds from sales of acquired installment contract receivables                      71,926        9,309
Principal collected on acquired installment contract receivables                       1,730        3,315
Acquisition of property, plant and equipment, net                                     (7,135)      (7,241)
Increase in restricted cash and investments                                          (12,143)      (4,896)
                                                                                   ---------    ---------
                  Net cash used in investing activities                              (20,718)     (14,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                             (2,400)      (1,905)
Proceeds from short-term borrowings                                                   34,653        4,475
Repayment of short-term borrowings                                                   (34,653)      (4,475)
Repayment of long-term debt                                                           (1,568)      (1,851)
Issuance of stock for incentive plans and other                                        1,534        2,040
Repurchase of common stock                                                              (956)           0
                                                                                   ---------    ---------
                  Net cash used in financing activities                               (3,390)      (1,716)
                                                                                   ---------    ---------
Net increase (decrease) in cash and cash equivalents                                 (17,329)       3,971
Cash and cash equivalents at beginning of period                                      89,695       47,400
                                                                                   ---------    ---------
Cash and cash equivalents at end of period                                         $  72,366    $  51,371
                                                                                   =========    =========


(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1997.

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1997; the results of it's operations and it's cash flows for the three month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature.

2. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See Pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 1997:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                      First Three
                                                                         Months
                                                                      Fiscal year
                                                                     1997 vs 1996
                                                                     ------------
 Retail
          Dollar sales                                                  +10.5%
          Number of retail centers                                      +13.0%
          Dollar sales per retail center                                 -2.2%
          Price of home                                                  +6.0%

 Wholesale
          Dollar sales                                                   +4.3%
          Number of independent retailers                               +12.8%
          Dollar sales per independent retailer                          -7.2%
          Price of home                                                  +4.7%

 Communities
          Dollar sales                                                    0.0%
          Number of communities                                          +3.1%
          Dollar sales per community                                     -4.0%
          Price of home                                                 +14.1%


Total revenues for the three months ended September 30, 1997 increased 11% to $263 million. As manufactured housing sales rose 8% to $209 million, financial services income grew 33% to $41 million and rental and other income increased 11% to $13 million.

Net sales of the Retail group rose 11% to $126 million on a 6% rise in the average home price, and a 13% increase in Company-owned sales centers, offsetting an 8% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 4% to $75 million as the number of homes sold remained constant. The average wholesale price to independent retailers increased 5% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group remained constant as 12% less homes were sold and the average home selling price increased 14%.

Financial services income increased 33%. Interest and loan servicing revenues grew $8 million, and insurance related revenues rose $1 million. Rental and other income increased 11% on a 15% rise in Communities rental income and a $0.2 million increase in other income.

Financial services interest expense decreased 23% to $0.6 million. Average debt collateralized by installment contract receivables dropped 26% to $22 million, while the weighted average interest rate moved from 10.72% to 11.15%. The terms of the debt preclude prepayment by the Company.

Gross profit margins improved to 31.3% from 31.2%. The slight increase is primarily attributable to a higher percentage of retail sales in the total sales mix.

Selling, general and administrative expenses, as a percent of revenues, increased to 26.9% from 25.8% in the year earlier period. The provision for credit losses remained 0.5% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company serviced and either owned or was contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                                                            September 30,
                                                                                        1997              1996
                                                                                        -----             ----
Total delinquencies as percentage of contracts outstanding:
         All contracts                                                                  2.23%             2.28%
         Contracts originated by VMF                                                    2.15%             1.96%
         Contracts acquired from other institutions                                     2.77%             4.48%


The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                                                        Three Months Ended
                                                                                             September 30,
                                                                                        1997                1996
                                                                                        ----                ----
Net losses as a percent of average loans outstanding (annualized):
         All contracts                                                                  0.6%                0.2%
         Contracts originated by VMF                                                    0.6%                0.0%
         Contracts acquired from other institutions                                     0.7%                2.4%

Number of contracts in repossession:
         All contracts                                                                  1,160               944
         Contracts originated by VMF                                                    1,060               830
         Contracts acquired from other institutions                                       100               114

Total number of contracts in repossession
 as percentage of total contracts                                                       1.3%                1.0%


The decrease in inventories as of September 30, 1997 from June 30, 1997, is explained as follows:

                                                                            Increase
                                                                           (decrease)
                                                                           ----------
         Manufacturing
                  Finished goods                                                $5.5
                  Raw materials                                                 (8.8)

         Retail
                  Decrease in average inventory levels
                   at 245 Company-owned sales centers                           (3.4)
                  Inventory to stock five new
                   Company-owned sales centers                                   0.7

         Communities
                  Total of all communities                                       0.4
                                                                               -----
                                                                               $(5.6)
                                                                               =====


On September 30, 1997, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) was $44 million, as compared to $27 million for the prior year.

Liquidity and Capital Resources

Cash at September 30, 1997, was $72.4 million as compared to $89.7 million on June 30, 1997. The Company anticipates meeting cash requirements with cash flows from operations, current cash balances, and the sale of installment contracts receivable and GNMA certificates.

'

Forward Looking Statements

Certain statements in the quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to, adverse weather conditions impacting sales; inventory adjustments by major retailers; competitive pricing pressures; success of marketing and cost-management programs; and shifts in market demand.

                          PART II -- OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - Exhibits and Reports for Form 8-K.

    (a) 11. Statement regarding computation of per share earnings

    (b) 27. Financial Data Schedule (SEC use only)

                               CLAYTON HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLAYTON HOMES, INC.
                                    (Registrant)


Date:  November 10, 1997            /s/Joseph H. Stegmayer
                                    -----------------------------------
                                    Joseph H. Stegmayer
                                    Vice Chairman of the Board and
                                    Chairman of the Executive Committee



Date:  November 10, 1997            /s/John J. Kalec
                                    -----------------------------------
                                    John J. Kalec
                                    Sr. Vice President, Chief Financial
                                    Officer and Secretary