Form 10-Q
period 1997-12-31
CLAYTON HOMES INC
filed 1998-02-10
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   December 31, 1997
                                 -----------------

COMMISSION FILE NUMBER   1-8824
                         ------

                               CLAYTON HOMES, INC.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                62-1671360
-----------------------------------     ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification
incorporation or organization)          Number)

P.O. Box 15169
623 Market Street
Knoxville, Tennessee                                  37902
--------------------------------------------     ---------------
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

    Shares of common stock $.10 par value, outstanding on December 31, 1997 - 118,781,320.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                             Three Months Ended           Six Months Ended
                                                December 31,                December 31,
Revenues                                     1997          1996          1997          1996
                                           --------      --------      --------      --------
  Net sales                                $192,078      $191,297      $401,024      $385,171
  Financial services                         46,154        31,039        87,204        61,891
  Rental and other income                    12,837        12,336        25,536        23,814
                                           --------      --------      --------      --------
    Total revenues                          251,069       234,672       513,764       470,876
                                           --------      --------      --------      --------

Costs and expenses
Cost of sales                               133,066       128,547       276,620       262,019
  Selling, general and administrative        67,871        62,444       138,665       123,299
  Financial services interest                   595           728         1,197         1,506
  Provision for credit losses                 1,000         1,000         2,000         2,000
                                           --------      --------      --------      --------
    Total expenses                          202,532       192,719       418,482       388,824
                                           --------      --------      --------      --------

Operating income                             48,537        41,953        95,282        82,052
Interest income (expense), net/other          1,672         1,123         2,806         2,327
                                           --------      --------      --------      --------
Income before income taxes                   50,209        43,076        98,088        84,379
Provision for income taxes                   19,100        16,400        37,300        32,100
                                           --------      --------      --------      --------
Net income                                 $ 31,109      $ 26,676      $ 60,788      $ 52,279
                                           ========      ========      ========      ========

Earnings per share: (1)
   Basic                                   $   0.26      $   0.22      $   0.51      $   0.44
   Diluted                                 $   0.26      $   0.22      $   0.51      $   0.44

Dividends paid per share: (1)              $  0.020      $  0.020      $  0.040      $  0.036

Average shares outstanding: (1)
   Basic                                    118,716       118,768       118,645       118,860
   Diluted                                  119,600       119,628       119,474       119,766

(1)  Adjusted for the December 11, 1996 5-for-4 stock split.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   (unaudited)      (audited)
                                                  December 31,       June 30,
ASSETS:                                               1997            1997
                                                  -----------      ----------
 Cash and cash equivalents                         $   51,309      $   89,695
 Receivables, net                                     488,478         478,691
 Inventories                                          136,659         119,434
 Property, plant and equipment, net                   222,300         214,072
 Other assets                                         146,228         143,869
                                                   ----------      ----------
   Total assets                                    $1,044,974      $1,045,761
                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Accounts payable and accrued liabilities          $   61,430      $   99,498
 Long-term debt                                        22,032          22,806
 Other liabilities                                    150,072         168,931
 Shareholders' equity                                 811,440         754,526
                                                   ----------      ----------
   Total liabilities and shareholders' equity      $1,044,974      $1,045,761
                                                   ==========      ==========


   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                        Six Months Ended
                                                                                           December 31,
                                                                                       1997            1996
                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                          $  60,788       $  52,279
Adjustments to reconcile net income to net cash
 provided (required) by operating activities:
         Depreciation and amortization                                                  6,824           6,070
         Gain on sale of installment contract receivables, net of amortization        (19,642)         (5,465)
         Provision for credit losses                                                    2,000           2,000
         Deferred income taxes                                                        (19,920)           (580)
         Decrease (increase) in other  receivables, net                               (16,270)          2,517
         Decrease (increase) in inventories                                           (17,225)         10,766
         Decrease in accounts payable, accrued liabilities, and other                 (47,922)        (37,671)
                                                                                    ---------       ---------
                  Cash provided (required) by operations                              (51,367)         29,916
         Origination of installment contract receivables                             (333,803)       (266,437)
         Proceeds from sales of originated installment contract receivables           358,338         241,726
         Principal collected on originated installment contract receivables            18,445          23,045
                                                                                    ---------       ---------
                  Net cash provided (required) by operations                           (8,387)         28,250

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                      (153,498)        (41,530)
Proceeds from sales of acquired installment contract receivables                      127,067          24,369
Principal collected on acquired installment contract receivables                        7,576          11,401
Acquisition of property, plant and equipment, net                                     (15,052)        (16,418)
Decrease (increase) in restricted cash and investments                                  8,556          (5,410)
                                                                                    ---------       ---------
                  Net cash used in investing activities                               (25,351)        (27,588)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                              (4,750)         (4,305)
Proceeds from short-term borrowings                                                    93,878           4,475
Repayment of short-term borrowings                                                    (93,878)         (4,475)
Repayment of long-term debt                                                              (774)         (4,185)
Issuance of stock for incentive plans and other                                         3,021           2,923
Repurchase of common stock                                                             (2,145)         (8,620)
                                                                                    ---------       ---------
                  Net cash used in financing activities                                (4,648)        (14,187)
                                                                                    ---------       ---------

Net decrease in cash and cash equivalents                                             (38,386)        (13,525)
Cash and cash equivalents at beginning of period                                       89,695          47,400
                                                                                    ---------       ---------
Cash and cash equivalents at end of period                                          $  51,309       $  33,875
                                                                                    =========       =========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries (Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1997.

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1997; the results of its operations and its cash flows for the six month periods ended December 31, 1997 and 1996. All such adjustments are of a normal recurring nature.

2. The results of operations for the six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

4. Effective for the quarter ended December 31, 1997, the Company adopted FASB Statement of Accounting Standards No. 128, Earnings per Share. The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Prior years have been restated to reflect this change. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                               Three Months Ended          Six Months Ended
                                                  December 31,                December 31,
                                               1997          1996          1997          1996
                                             --------      --------      --------      --------
(in thousands except per share data)

Net income                                   $ 31,109      $ 26,676      $ 60,788      $ 52,279
                                             ========      ========      ========      ========

Average shares outstanding:
         Basic                                118,716       118,768       118,645       118,860
         Add:  common stock equivalents           884           860           829           906
                                             --------      --------      --------      --------
         Diluted                              119,600       119,628       119,474       119,766
                                             ========      ========      ========      ========

Earnings per share:
         Basic and diluted                   $    .26      $    .22      $    .51      $    .44
                                             ========      ========      ========      ========

                        PART 1 - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                  See pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIX MONTHS ENDED DECEMBER 31, 1997:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                              First Six Months
                                                          Fiscal Year 1998 vs 1997
                                                          ------------------------
         Retail
                  Dollar sales                                    + 2.2%
                  Number of retail centers                        +13.8%
                  Dollar sales per retail center                  -10.2%
                  Price of home                                   + 8.0%

         Wholesale
                  Dollar sales                                    + 8.6%
                  Number of independent retailers                 + 9.5%
                  Dollar sales per independent retailer           - 0.8%
                  Price of home                                   + 5.4%

         Communities
                  Dollar sales                                    - 6.4%
                  Number of communities                           + 3.9%
                  Dollar sales per community                      - 9.9%
                  Price of home                                   + 9.4%

Total revenues for the six months ended December 31, 1997, increased 9% to $514 million. As manufactured housing sales rose 4% to $401 million, financial services income grew 41% to $87 million and rental and other income increased 7% to $26 million.

Net sales of the Retail group rose 2% to $236 million on an 8% rise in the average home price, and a 14% increase in Company-owned sales centers, offsetting a 17% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 9% to $150 million as the number of homes sold increased 3% to 7,118. The average wholesale price to independent retailers increased 5% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 6% to $15 million as 14% less homes were sold while the average home selling price increased 9%.

Financial services revenues increased 41%. Interest and loan servicing revenues increased $7 million, and insurance related revenues rose $2 million. Rental and other income increased 7% on a 16% rise in Communities rental income.

Loans sold through asset-backed securities totaled $459 million, compared to $262 million during the same period last year with improved spreads over the comparable period.

Financial services interest expense decreased 21% to $1 million. Average debt collateralized by installment contract receivables dropped 27% to $21 million, while the weighted average interest rate moved from 10.76% to 10.30%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased to 31.0% from 32.0% which is attributable to a shift in mix of sales from the Manufacturing group to its independent retailers.

Selling, general and administrative expenses, as a percent of revenues, increased to 27.0% from 26.2% in the year earlier period. The provision for credit losses remained 0.5% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company serviced and either owned or was contingently liable. A contract is considered delinquent if any payment is more than one month past due.


                                                                      December 31,
                                                                    1997       1996
                                                                    ----       ----
Total delinquencies as percentage of contracts outstanding:
         All contracts                                              2.66%      2.65%
         Contracts originated by VMF                                2.49%      2.33%
         Contracts acquired from other institutions                 3.58%      5.09%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                                                 Six Months Ended
                                                                                   December 31,
                                                                                1997         1996
                                                                               ------       -----
Net losses as a percentage of average loans outstanding (annualized):
         All contracts                                                           0.7%        0.2%
         Contracts originated by VMF                                             0.7%        0.0%
         Contracts acquired from other institutions                              1.0%        3.8%

Number of contracts in repossession:
         All contracts                                                         1,396         995
         Contracts originated by VMF                                           1,272         891
         Contracts acquired from other institutions                              124         104

Total number of contracts in repossession
 as percentage of total contracts                                                1.5%        1.3%


The increase in inventories as of December 31, 1997, from June 30, 1997, is explained as follows:


Manufacturing                                 Increase (decrease)
-------------                                 -------------------
         Finished goods                            $   5.3
         Raw materials                                (8.8)

Retail
------
         Increase in average inventory levels
         at 245 Company-owned sales centers
          at June 30, 1997                            11.6
         Inventory to stock twelve new
          Company-owned sales centers                  6.7

Communities
-----------
         Total of all communities                      2.4
                                                   -------
                                                   $  17.2
                                                   =======

On December 31, 1997, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) was $30 million, as compared to $17 million for the prior year.

SECOND QUARTER ENDED DECEMBER 31, 1997:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                          Second Three Months
                                                       Fiscal Year 1998 vs 1997
                                                       ------------------------
         Retail
                  Dollar sales                                  - 6.0%
                  Number of retail centers                      +13.4%
                  Dollar sales per retail center                -17.1%
                  Price of home                                 +10.2%

         Wholesale
                  Dollar sales                                  +13.1%
                  Number of independent retailers               + 8.2%
                  Dollar sales per independent retailer         + 4.6%
                  Price of home                                 + 6.2%

         Communities
                  Dollar sales                                  -13.5%
                  Number of communities                         + 3.1%
                  Dollar sales per community                    -16.0%
                  Price of home                                 + 3.8%

Total revenues for the three months ended December 31, 1997, increased 7% to $251 million. As manufactured housing sales remained flat, financial services income grew 49% to $46 million and rental and other income increased 4% to $13 million.

Net sales of the Retail group decreased 6% to $110 million on a 10% rise in the average home price, and 13% increase in Company-owned sales centers, offsetting a 25% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 13% to $76 million as the number of homes sold increased 7% to 3,553. The average wholesale price to independent retailers increased 6% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 14% to $7 million as 17% less homes were sold while the average home selling price increased 4%.

Financial services revenues increased 49%. Interest and loan servicing revenues increased $4 million, and insurance related revenues rose $1 million. Rental and other income increased 4% on a 17% rise in Communities rental income and a 10% decline in other income.

Loans sold through asset-backed securities in the quarter totaled $232 million, compared to a $124 million offering during the same period last year with improved spreads over the comparable period.

Financial services interest expense decreased 18% to $0.6 million. Average debt collateralized by installment contract receivables dropped 28% to $20 million, while the weighted average interest rate moved from 10.80% to 10.78%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased to 30.7% from 32.8% with a stronger mix of sales to independent retailers.

Selling, general and administrative expenses, as a percent of revenues, increased to 27.0% from 26.6% in the year earlier period. The provision for credit losses remained 0.5% of sales.

The following table presents write-off experience for the quarters ended December 31, 1997 and 1996:

                                                                         Second Quarter Ended
                                                                            December 31,
                                                                           1997      1996
                                                                           ----      ----
Net losses as percentage of average loans outstanding (annualized):
         All contracts                                                     0.9%      0.1%
         Contracts originated by VMF                                       0.8%      0.0%
         Contracts acquired from other institutions                        1.3%      3.5%

Liquidity and Capital Resources

Cash at December 31, 1997, was $51.3 million as compared to $89.7 million at June 30, 1997. The Company anticipates meeting cash requirements with cash flows from operations, current cash balances, and the sale of installment contract receivables and GNMA certificates.

Forward Looking Statements

Certain statements in the quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks include, but are not limited to, adverse weather conditions impacting sales and insurance reserves; inventory adjustments by major retailers; competitive pricing pressures; gain on sale accounting assumptions; success of marketing and cost-management programs; and shifts in market demand.

                          PART II - - OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - Exhibits and Reports for Form 8-K.

    (a)  27.  Financial Data Schedule (SEC use only)

                              CLAYTON HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CLAYTON HOMES, INC.
                                    -------------------
                                    (Registrant)


Date: February 10, 1998             /s/ Kevin T. Clayton
     --------------------------     --------------------------------------
                                    Kevin T. Clayton
                                    President



Date: February 10, 1998             /s/ John J. Kalec
     --------------------------     --------------------------------------
                                    John J. Kalec
                                    Sr. Vice President, Chief Financial
                                    Officer and Secretary