Form 10-Q
period 1998-03-31
CLAYTON HOMES INC
filed 1998-05-12
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   March 31, 1998

COMMISSION FILE NUMBER   1-8824

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                 62-1671360
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
 incorporation or organization)           Number)

P. O. Box 9790
5000 Clayton Road
Maryville, Tennessee                                 37804
----------------------------------------           ----------
(Address of principal executive offices)           (zip code)

                   423-380-3000
----------------------------------------------------
(Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on March 31, 1998 - 118,992,411.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                            Three Months Ended        Nine Months Ended
                                                 March 31,                March 31,
                                            1998         1997         1998         1997
                                          --------     --------     --------     --------
Revenues
  Net sales                               $209,305     $178,091     $610,329     $563,262
  Financial services                        44,429       37,050      131,633       98,941
  Rental and other income                   14,641       11,483       40,177       35,297
                                          --------     --------     --------     --------
    Total revenues                         268,375      226,624      782,139      697,500
                                          --------     --------     --------     --------

Costs and expenses
  Cost of sales                            142,251      118,432      418,871      380,451
  Selling, general and administrative       74,446       64,557      213,111      187,856
  Financial services interest                  444          621        1,641        2,127
  Provision for credit losses                2,000        1,000        4,000        3,000
                                          --------     --------     --------     --------
    Total expenses                         219,141      184,610      637,623      573,434
                                          --------     --------     --------     --------

Operating income                            49,234       42,014      144,516      124,066
Interest income (expense), net/other           984          284        3,790        2,611
                                          --------     --------     --------     --------
Income before income taxes                  50,218       42,298      148,306      126,677
Provision for income taxes                  19,100       16,000       56,400       48,100
                                          --------     --------     --------     --------
Net income                                $ 31,118     $ 26,298     $ 91,906     $ 78,577
                                          ========     ========     ========     ========

Earnings per share: (1)
   Basic                                  $   0.26     $   0.22     $   0.77     $   0.66
   Diluted                                $   0.26     $   0.22     $   0.77     $   0.66

Dividends paid per share: (1)             $  0.020     $  0.020     $  0.060     $  0.056

Average shares outstanding: (1)
   Basic                                   118,887      118,457      118,726      118,726
   Fully Diluted                           119,728      119,214      119,558      119,582


(1)  Adjusted for the December 11, 1996 5-for-4 stock split.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 (unaudited)     (audited)
                                                   March 31,      June 30,
                                                     1998           1997
                                                  ----------     ----------
ASSETS:
 Cash and cash equivalents                        $   37,817     $   89,695
 Receivables, net                                    525,961        478,691
 Inventories                                         143,952        119,434
 Property, plant and equipment, net                  249,383        214,072
 Other assets                                        152,142        143,869
                                                  ----------     ----------
   Total assets                                   $1,109,255     $1,045,761
                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
 Accounts payable and accrued liabilities         $   86,975     $   99,498
 Long-term debt                                       21,318         22,806
 Other liabilities                                   159,627        168,931
 Shareholders' equity                                841,335        754,526
                                                  ----------     ----------
   Total liabilities and shareholders' equity     $1,109,255     $1,045,761
                                                  ==========     ==========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                                     1998           1997
                                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                         $  91,906      $  78,577
Adjustments to reconcile net income to net cash
   provided (required) by operating activities:
         Depreciation and amortization                                                10,559          9,306
         Gain on sale of installment contract receivables, net of amortization       (23,788)       (11,132)
         Provision for credit losses                                                   4,000          3,000
         Deferred income taxes                                                       (20,740)         4,556
         Increase in other  receivables, net                                         (37,208)       (20,427)
         Decrease (increase) in inventories                                          (24,518)         9,304
         Decrease in accounts payable, accrued liabilities, and other                (15,554)       (19,528)
                                                                                   ---------      ---------
                  Cash provided (required) by operations                             (15,343)        53,656
         Origination of installment contract receivables                            (534,076)      (417,999)
         Proceeds from sales of originated installment contract receivables          530,343        414,004
         Principal collected on originated installment contract receivables           29,221         37,317
                                                                                   ---------      ---------
                  Net cash provided by operating activities                           10,145         86,978

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                     (213,966)       (80,326)
Proceeds from sales of acquired installment contract receivables                     177,200         52,889
Principal collected on acquired installment contract receivables                      21,004         10,042
Acquisition of property, plant and equipment, net                                    (45,870)       (33,022)
Decrease in restricted cash and investments                                            6,194         10,367
                                                                                   ---------      ---------
                  Net cash used in investing activities                              (55,438)       (40,050)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                             (7,130)        (6,675)
Proceeds from short-term borrowings                                                  160,418         22,141
Repayment of short-term borrowings                                                  (160,418)       (22,141)
Repayment of long-term debt                                                           (1,488)        (5,610)
Issuance of stock for incentive plans and other                                        6,564          3,074
Repurchase of common stock                                                            (4,531)       (10,417)
                                                                                   ---------      ---------
                  Net cash used in financing activities                               (6,585)       (19,628)
                                                                                   ---------      ---------
Net increase (decrease) in cash and cash equivalents                                 (51,878)        27,300
Cash and cash equivalents at beginning of period                                      89,695         47,400
                                                                                   ---------      ---------
Cash and cash equivalents at end of period                                         $  37,817      $  74,700
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

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 1998; the results of its operations and its cash flows for the nine month periods ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature.

2. The results of operations for the nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

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

                                             Three Months Ended         Nine Months Ended
                                                   March 31,                March 31,
                                              1998         1997         1998         1997
                                            --------     --------     --------     --------
(in thousands except per share data)
Net income:                                 $ 31,118     $ 26,298     $ 91,906     $ 78,577
                                            ========     ========     ========     ========
Average shares outstanding:
         Basic                               118,887      118,457      118,726      118,726
         Add:  common stock equivalents          841          757          832          856
                                            --------     --------     --------     --------
         Diluted                             119,728      119,214      119,558      119,582
                                            ========     ========     ========     ========
Earnings per share:
         Basic and diluted                  $    .26     $    .22     $    .77     $    .66
                                            ========     ========     ========     ========

                        PART I - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NINE MONTHS ENDED MARCH 31, 1998:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                           First Nine Months
                                                                       Fiscal Year 1998 vs 1997
                                                                       ------------------------
         Retail
                  Dollar sales                                                  +  6.7%
                  Number of retail centers                                      + 15.3%
                  Dollar sales per retail center                                -  7.5%
                  Price of home                                                 +  9.7%

         Wholesale
                  Dollar sales                                                  + 13.4%
                  Number of independent retailers                               +  8.1%
                  Dollar sales per independent retailer                         +  4.9%
                  Price of home                                                 +  6.6%

         Communities
                  Dollar sales                                                  -  8.0%
                  Number of communities                                         +  4.6%
                  Dollar sales per community                                    - 12.0%
                  Price of home                                                 +  7.1%

Total revenues for the nine months ended March 31, 1998, increased 12% to $782 million. As manufactured housing sales rose 8% to $610 million, financial services income grew 33% to $132 million and rental and other income increased 14% to $40 million.

Net sales of the Retail group rose 7% to $363 million on a 10% rise in the average home price and a 15% increase in Company-owned sales centers, offsetting a 16% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 13% to $224 million as the number of homes sold increased 6% to 10,609. The average wholesale price to independent retailers increased 7% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 8% to $23 million as 14% less homes were sold, while the average home selling price increased 7%.

Financial services revenues increased 33%. Interest and loan servicing revenues increased $14 million, and insurance related revenues rose $4 million. Rental and other income increased 14% on a 19% rise in Communities rental income.

Loans sold through asset-backed securities totaled $673 million, compared to $455 million during the same period last year with improved spreads over the comparable period.

Financial services interest expense decreased 23% to $2 million. Average debt collateralized by installment contract receivables dropped 28% to $19 million, while the weighted average interest rate moved from 10.49% to 10.33%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased to 31.4% from 32.5% which is attributable to a shift in mix of sales from the Manufacturing group to its independent retailers.

Selling, general and administrative expenses, as a percent of revenues, increased to 27.2% from 26.9% in the prior year period. The provision for credit losses increased to 0.7% from 0.5% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                                            March 31,
                                                                        1998         1997
                                                                        ----         ----
Total delinquencies as a percentage of contracts outstanding:
         All contracts                                                  1.81%        2.12%
         Contracts originated by VMF                                    1.66%        1.86%
         Contracts acquired from other institutions                     2.61%        2.79%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                                          Nine Months Ended
                                                                               March 31,
                                                                           1998        1997
                                                                          -------      ------
Net losses as a percentage of average loans outstanding (annualized):
         All contracts                                                        0.8%        0.2%
         Contracts originated by VMF                                          0.8%        0.0%
         Contracts acquired from other institutions                           1.4%        3.6%

Number of contracts in repossession:
         All contracts                                                      1,507         954
         Contracts originated by VMF                                        1,356         858
         Contracts acquired from other institutions                           151          96

Total number of contracts in repossession
 as a percentage of total contracts                                           1.5%        1.2%


The increase in inventories as of March 31, 1998, from June 30, 1997, is explained as follows:

                                             Increase (decrease)
                                             -------------------
Manufacturing
         Finished goods                          $   6.8
         Raw materials                              (8.2)

Retail
         Increase in inventory levels at 245
         Company-owned sales centers at
         June 30, 1997                              11.9
         Inventory to stock 23
         new Company-owned sales centers            10.3

Communities
         Total of all communities                    3.7
                                                 -------
                                                 $  24.5
                                                 =======

On March 31, 1998, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) increased 17% to $43 million, as compared to $37 million for the prior year.

THIRD QUARTER ENDED MARCH 31, 1998:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                             Third Three Months
                                                                          Fiscal Year 1998 vs 1997
                                                                          ------------------------

         Retail
                  Dollar sales                                                      +16.1%
                  Number of retail centers                                          +15.6%
                  Dollar sales per retail center                                    + 0.4%
                  Price of home                                                     +13.4%

         Wholesale
                  Dollar sales                                                      +24.6%
                  Number of independent retailers                                   + 3.8%
                  Dollar sales per independent retailer                             +19.8%
                  Price of home                                                     + 9.2%

         Communities
                  Dollar sales                                                      -10.9%
                  Number of communities                                             + 3.8%
                  Dollar sales per community                                        -14.2%
                  Price of home                                                     + 3.2%

Total revenues for the three months ended March 31, 1998, increased 18% to $268 million. As manufactured housing sales rose 18% to $209 million, financial services income grew 20% to $44 million and rental and other income increased 28% to $15 million.

Net sales of the Retail group increased 16% to $127 million on a 13% rise in the average home price and 16% increase in Company-owned sales centers, offsetting a 11% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 25% to $74 million as the number of homes sold increased 14% to 3,491. The average wholesale price to independent retailers increased 9% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 11% to $8 million as 14% less homes were sold, while the average home selling price increased 3%.

Financial services revenues increased 20%. Interest and loan servicing revenues increased $7 million, and insurance related revenues rose $2 million. Rental and other income increased 28% on a 24% rise in Communities rental income and a 33% increase in other income.

Loans sold through asset-backed securities in the quarter totaled $214 million, compared to a $193 million offering during the same period last year with improved spreads over the comparable period.

Financial services interest expense decreased 29% to $0.4 million. Average debt collateralized by installment contract receivables dropped 32% to $17 million, while the weighted average interest rate moved from 9.90% to 10.41%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased to 32.0% from 33.5% with a stronger mix of sales to independent retailers.

Selling, general and administrative expenses, as a percentage of revenues, decreased to 27.7% from 28.5% in the prior year period. The provision for credit losses increased to 1.0% of sales.

The following table presents write-off experience for the quarters ended March 31, 1998 and 1997:

                                                                            Third Quarter Ended
                                                                                  March 31,
                                                                              1998        1997
                                                                             ------      ------
Net losses as a percentage of average loans outstanding (annualized):
         All contracts                                                         1.0%        0.2%
         Contracts originated by VMF                                           0.9%        0.0%
         Contracts acquired from other institutions                            2.1%        3.6%

Liquidity and Capital Resources

Cash at March 31, 1998, was $37.8 million as compared to $89.7 million at June 30, 1997. The Company anticipates meeting cash requirements with cash flows from operations, current cash balances, and the sale of installment contract receivables and GNMA certificates.

In addition, as of the cutoff date of this filing, the Company through a controlled subsidiary is in the final stages of entering into a credit agreement with a banking group to expand its credit capacity through the creation of an enhanced revolving credit facility. The transaction is expected to decrease overall cost of capital, increase credit capacity and provide greater ease and liquidity in the sourcing and access to necessary credit for working capital. The maximum size of the facility can range to a high of $150,000,000.

Forward Looking Statements

Certain statements in the quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks fall generally within three broad categories consisting of industry factors, management expertise, and government policy and economic conditions. Industry factors include such matters as potential periodic inventory adjustments by both captive and independent retailers, general or seasonal weather conditions affecting sales and revenues, catastrophic events impacting insurance reserves, cost of labor and/or raw materials and industry concentration trends creating fewer, but stronger competitors capable of sustaining competitive pricing pressures.

Management expertise is affected by management's overall ability to anticipate and meet consumer preferences, maintain successful marketing programs, continue quality manufacturing output, keep a strong cost management oversight, and project stable gain on sale accounting assumptions. Lastly, management has the least control over government policy and economic conditions such as prevailing interest rates, government monetary policy, stable regulation of manufacturing standards, consumer confidence, favorable trade policies, and general prevailing economic and employment conditions.

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


                                                     CLAYTON HOMES, INC.
                                                     (Registrant)


Date:                    May 12, 1998                /s/ Kevin T. Clayton
                  ---------------------------------  --------------------
                                                     Kevin T. Clayton
                                                     President



Date:                    May 12, 1998                /s/ John J. Kalec
                   --------------------------------  -----------------
                                                     John J. Kalec
                                                     Sr. Vice President, Chief
                                                     Financial Officer and
                                                     Secretary