Form 10-K405
period 1998-06-30
CLAYTON HOMES INC
filed 1998-09-22
CIK 719547

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from                  to
                                   ----------------    ----------------

Commission file number 1-8824

                               CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                         62-1671360
--------------------------------------------     ---------------------------------------
State or other jurisdiction of incorporation     (I.R.S. Employer Identification Number)
or organization

5000 Clayton Road
Maryville, Tennessee                             37804
--------------------------------------------     ---------------------------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: 423-380-3000
Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 1998, was approximately $1,332,713,123 (86,329,595 shares at closing price on the NYSE of $15.4375).

Shares of common stock, $.10 par value, outstanding on August 31, 1998, were 118,463,076.

Exhibit index appears on pages 15-16.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K               Documents from which portions are incorporated by reference
-----------------               -----------------------------------------------------------------
Part II (except for Item 5)     Annual Report to Shareholders for fiscal year ended June 30, 1998

Part III                        Proxy Statement relating to Company's Annual Meeting of Shareholders on November 12, 1998

                               CLAYTON HOMES, INC.

                                     PART I
ITEM 1. BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries (the Company) produce, sell, finance and insure primarily low to medium priced manufactured homes. The Company's 18 manufacturing plants produce homes which are marketed in 28 states through 1,046 retailers, of which 273 are Company-owned sales centers and 71 are Company-owned community sales operations. The Company provides installment financing to purchasers of manufactured homes sold by its retail centers and by selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (VMF). The Company acts as agent, earns commissions and reinsures risks on physical damage, family protection, and home buyer protection insurance policies issued by a non-related insurance company (ceding company) in connection with the Company's retail sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Delaware corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located in Knoxville, Tennessee.

The following table shows the percentage of revenue derived from sales by Company-owned retail centers, sales to independent retailers and financial services operations and other income for each of the last three fiscal years.

                                                                            YEAR ENDED JUNE 30,
                                                                     1998         1997        1996
                                                                     ----         ----        ----
         Sales by Company-owned retail centers
            and communities ....................................       50%          52%         52%
         Sales to independent retailers ........................       28%          28%         30%
         Financial services and other ..........................       22%          20%         18%
                                                                      ----         ----        ----
         Total .................................................      100%         100%        100%
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

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $10,000 to $75,000 with sizes from 500 to 2,330 square feet.

The Company markets homes under a variety of model names. Homes include as standard features central heating, range, refrigerator, and color-coordinated window, wall and floor coverings. Optional features include central air conditioning, wood-burning fireplaces, bay windows, hardwood floors, whirlpool tubs, skylights, and furniture.

MANUFACTURING OPERATIONS

The Company owns or leases 18 manufacturing plants, ranging in size from 63,000 to 194,000 square feet. Plants are located in Andersonville, Ardmore, two in Bean Station, Halls, Maynardville, Rutledge, White Pine, and two in Savannah, Tennessee; in Henderson, Oxford and Richfield, North Carolina; in Waycross, Georgia; and in Bonham, Sulphur Springs, and two in Waco, Texas. See "Item 2. Properties." The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced against orders received from independent and Company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 35,000 homes per year. During the fiscal year ended June 30, 1998, the Company produced 27,640 homes.

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

The Company offers one to five year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 1998, and June 30, 1997, amounted to approximately $14,801,000 and $12,308,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $54,800,000 and $40,500,000 on June 30, 1998, and 1997, respectively. Based on the Company's production rate, approximately four weeks would be required to fill backlog orders at June 30, 1998.

SALES OF HOMES MANUFACTURED BY THE COMPANY

The following table sets forth manufacturing sales data for the number of homes shipped to Company-owned retail centers and to independent retailers, total number of homes sold, number of plants, number of independent retailers and number of Company-owned retail centers for the periods indicated.

                                                                                       AT OR FOR THE YEAR
                                                                                         ENDED JUNE 30,
                                                                                1998         1997         1996
                                                                                ----         ----         ----
Number of homes sold to independent retailers .........................        14,728       14,375       14,068
Number of homes shipped to Company-owned retail centers................        12,922       11,455       10,613
                                                                               ------       ------       ------
Total    ..............................................................        27,650       25,830       24,681
                                                                               ======       ======       ======

Number of plants operating ............................................            18           17           17
Number of independent retailers .......................................           702          663          580
Number of Company-owned communities ...................................            71           67           64
Number of Company-owned retail centers ................................           273          245          216


COMPANY RETAIL OPERATIONS

As of June 30, 1998, the Company sold homes through 273 Company-owned retail centers in 21 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously-owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.

                                                                                        YEAR  ENDED JUNE 30,
                                                                                 1998          1997         1996
                                                                                 ----          ----         ----
Number of Company-owned retail centers ................................            273           245           216
Number of new homes sold (including homes built by the
    Company and by other manufacturers) ...............................         13,250        13,425        12,750
Average retail price of new homes sold ................................        $37,864       $34,209       $33,043
Number of previously-owned homes sold .................................          3,287         3,621         3,039

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

Homes sold by Company-owned retail centers are delivered to the homeowners' sites by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home may include delivery and setup of the home at the retail homeowners' site. Electrical, water, and gas connections are performed by licensed technicians.

INDEPENDENT RETAILERS

In the years ended June 30, 1998, and 1997, 53% and 56%, respectively, of homes manufactured by the Company were sold to its independent retailers. As of June 30, 1998, the Company had 702 independent retailers in 26 states. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers also help the Company ensure that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, VMF, generally does not, but may provide financing for retail customers of selected independent retailer locations with terms and conditions similar to those provided to Company-owned locations.

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

Because independent retailers have their own source of inventory financing, the Company typically receives payment for homes within two weeks of delivery to the independent retailer. The Company has no written agreements with its independent retailers, and the relationship between the Company and each of its independent retailers may be terminated at any time by either party. The Company believes its relationships with independent retailers are good, and has experienced relatively little turnover among independent retailers in the past several years. The Company generally has no control over the operations of independent retailers.

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


FINANCIAL SERVICES

The Company believes that the ability to make financing available to retail purchasers is a material factor affecting the market acceptance of its product. The Company facilitates retail sales by making loans through its finance subsidiary, VMF, and by maintaining relationships with conventional lenders such as banks and finance companies for the pre-arranged sale of retail installment contracts. The following table reflects the relative percentages of homes sold by Company-owned retail centers which were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.

                                                                              YEAR ENDED JUNE 30,
                                                                       1998          1997        1996
                                                                       ----          ----        ----
         VMF ...................................................        75%           77%         76%
         Conventional lenders ..................................         5%            3%          5%
         Customer arranged or cash .............................        20%           20%         19%
                                                                       ----          ----        ----
         Total..................................................       100%          100%        100%
                                                                       ====          ====        ====

VMF also purchases and originates manufactured housing installment contract receivables (also referred to as manufactured housing contracts) on an individual basis from independent retailers. Such retailers must make an application to VMF for approval. Upon satisfactory results of VMF's investigation of the credit worthiness and general business reputation, VMF and the retailer enter into a contractual agreement.

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

Credit applications are then evaluated by VMF credit managers. VMF's underwriting guidelines generally require that each applicant's credit, residence, and employment history and income to debt payment ratios be examined. There are no requirements on the basis of which, if met, credit is routinely approved; or if they are not met, credit is routinely denied. If in the judgment of the VMF credit manager an applicant does not meet minimum underwriting criteria, there generally must be compensating higher ratings with respect to other criteria in order for an applicant to be approved. Credit managers must confirm that the credit investigation gave a complete and up-to-date accounting of the applicant's creditworthiness. Credit managers are encouraged to obtain second opinions on loans for relatively large dollar amounts or those which in their judgment, tend to rank lower in terms of underwriting criteria. Generally, the sum of the monthly installment housing obligation, which includes the manufactured home loan payment and monthly site costs, should not exceed 28% of the applicant's gross monthly income.

With respect to those customers determined to be credit worthy, VMF requires a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the retailer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by retail personnel, who are not appraisers but are familiar with the area in which the property is located. The minimum amount of the down payment is 5% of the purchase price. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees, set-up costs and certain insurance premiums (including up to five years of premiums on required physical damage insurance).

The balance of the purchase price is financed by an installment sales contract providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Normally, the contracts provide for equal monthly payments, generally over a period of seven to twenty years at fixed or variable rates of interest. VMF believes the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment, and not necessarily to the interest rate.

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

During the last 11 fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company-owned retail centers. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 1998, VMF originated 24,304 contracts. At June 30, 1998, VMF was servicing approximately 126,000 contracts with an aggregate dollar amount of $2.9 billion of which VMF has ownership interest or contingent liability on approximately 109,000 contracts with an aggregate dollar amount of $2.6 billion. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods are as follows:

                                                                                   CONTRACT ORIGINATIONS
                                                                                     YEAR ENDED JUNE 30,
                                                                          1998              1997           1996
                                                                          ----              ----           ----
         Principal balance of contracts originated
           (in thousands) ......................................         $801,865         $646,624       $476,467
         Number of contracts originated ........................           24,304           21,691         16,910
         Average contract size .................................         $ 32,993         $ 29,811       $ 28,177
         Average interest rate..................................           10.51%           11.10%         10.72%

The following table shows the size of the portfolio of manufactured housing contracts serviced by VMF on which it was contingently liable or owner on the dates indicated:

                                                                                CONTRACT SERVICING PORTFOLIO
                                                                                     YEAR ENDED JUNE 30,
                                                                           1998             1997           1996
                                                                           ----             ----           ----
         Total number of contracts being serviced ..............          109,191           87,126         74,154
         Originated by VMF......................................           88,378           76,403         64,298
         Acquired from other institutions.......................           20,813           10,723          9,856

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans. Additionally, the Company funds home lending activities through the capital markets. In fiscal 1998, the Company completed four public offerings of asset-backed securities totaling $899 million. In excess of $2.8 billion of securities have been issued and sold since 1991.

VMF's capital market activity, the primary source of permanent funding for its lending activities, is in the form of asset-backed securities issued through its special purpose subsidiary. These securities, which are sold in public markets, are collateralized by manufactured housing receivables which are either originated or acquired by VMF. Certain of these receivables are originated and subserviced by other entities. With respect to the securitized pools that contain receivables originated or acquired by other entities, VMF is servicer for all loans in the pools, with a subservicing arrangement for those loans originated or acquired by those entities.

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $2,500,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 1998, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $4 million. As of June 30, 1998, VMF was servicing 253 GNMA pools totaling $157 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition, corporate existence and employment of certain key individuals. The Company may remain contingently liable on installment sales contracts sold with recourse to institutional investors; this contingent liability amounted to approximately $23 million as of June 30, 1998. See Note 6 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

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

In fiscal 1994 and 1998, VMF became the servicer of 20,180 and 10,013 manufactured housing installment sales contracts with approximate principal balances of $285 million and $267 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to this portfolio. At June 30, 1998, VMF was servicing approximately 17,094 of these installment sales contracts with an approximate principal balance of $332 million.

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

                                                                            DELINQUENCY PERCENTAGE AT JUNE 30,
                                                                               1998                    1997         1996
                                                                               -----                   ----         ----
                                                                   *Including          Excluding
                                                                      Access             Access
                                                                      ------             ------
         Total delinquencies as percentage of
            contacts outstanding
            All contracts.....................................         3.34%              2.16%         2.08%       2.04%
            Contracts originated by VMF ......................         1.98               1.98          1.99        1.88
            Contracts acquired from other institutions........         8.68               3.26          2.68        3.04

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                                       LOAN LOSS/REPOSSESSION EXPERIENCE
                                                                        AT OR FOR THE YEAR ENDED JUNE 30,
                                                                         1998               1997        1996
                                                                         ----               ----        ----
                                                              *Including     Excluding
                                                                 Access        Access
                                                                 ------        ------
         Net losses as percentage of average loans outstanding:
            All contracts ....................................     0.8%           0.8%       0.2%       0.3%
            Contracts originated by VMF ......................     0.8%           0.8%       0.0%       0.0%
            Contracts acquired from other institutions .......     1.8%           1.7%       1.8%       1.4%

         Number of contracts in repossession:
            Total.............................................    1,682          1,343        937        709
            Contracts originated by VMF.......................    1,229          1,229        885        635
            Contracts acquired from other institutions........      453            114         52         74

         Total number of contracts in repossession
            as percentage of total contracts..................    1.54%          1.33%      0.87%      0.96%

         * In the month of May, the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

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

INSURANCE OPERATIONS. The Company acts as agent on physical damage, family protection, and home buyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 1998, the Company acted as the agent on physical damage, family protection, and home buyer protection policies on approximately 71%, 54%, and 77%, respectively, of Company retail sales. Physical damage and home buyer protection plan policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPAC), a wholly-owned subsidiary of the Company.

The family protection insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLAC), Midland States Life Insurance Company (MSLC) and Eastern States Life Insurance Company (ESLC), which are majority-owned subsidiaries of the Company.

MANUFACTURED HOUSING COMMUNITIES

In fiscal 1998 the Communities group acquired 945 sites in 4 communities and developed 222 sites at existing communities, bringing total sites owned to 18,964 at June 30, 1998, a 7% increase from the prior year. See "Item 2. Properties." The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:

                                                           JUNE 30,
                                                   1998      1997      1996
                                                   ----      ----      ----
         Home sites owned .....................   18,964    17,797    16,780
         Occupancy rate .......................       72%       70%       64%

REGULATION

The Company's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National Mobile Home Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development (HUD) issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection. The Company's manufacturing facilities and the plans and specifications for its manufactured homes have been approved by a HUD-designated inspection agency. A HUD-approved organization regularly inspects the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes the homes it manufactures comply with all present HUD requirements. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission which is empowered, in certain circumstances, to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components in its homes. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of a manufactured home's insulation specifications.

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

The Company is subject to the Magnuson-Moss Warranty Improvement Act which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations. Insurance agency activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act. Sales practices are governed at both the federal and state level through various consumer protection, trade practices and public accommodation laws and regulations.

VPAC and VLAC are subject to insurance and other regulations of the British Virgin Islands. MSLC and ESLC are subject to insurance and other regulations of the Turks and Caicos Islands.

COMPETITION

The manufactured housing industry is highly competitive at the manufacturing, retail, and finance levels in terms of price, service, delivery capabilities and product performance. There are many firms in direct competition with the Company. The Company believes it has a competitive advantage over firms which do not have manufacturing, retailing and financing capabilities. Since the Company's homes are a form of low-cost housing, they compete with other forms of such housing including apartments and conventionally-built and prefabricated homes. Some of the Company's competitors are larger and have significant financial resources while other competitors are quite small in relation to the size of the Company. The capital requirements for entry into both the manufacturing and retail levels are relatively small, with retail and inventory financing generally available to a prospective retailer. The Company is not able to estimate the total number of competitors in its marketing area.


EMPLOYEES

As of June 30, 1998, the Company employed 6,703 persons. Of these, 1,818 were employed in retail sales, 3,929 in manufacturing, 492 in financial services, 392 in communities and 72 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

ITEM 2. PROPERTIES.

The Company's Financial Services operations and executive offices are located in Knoxville, Tennessee in a wholly-owned two-story building with 135,000 square feet of space. The following table sets forth the properties which the Company uses for its manufacturing operations and locations of its manufactured housing communities. All of the buildings used for manufacturing operations are constructed of fabricated metal on a concrete slab.

LOCATION OF PROPERTY


MANUFACTURING OPERATIONS    APPROXIMATE      MANUFACTURING OPERATIONS            APPROXIMATE
                            SQUARE FEET                                          SQUARE FEET
  Owned by company                             Owned by company

    Georgia                                      Tennessee (continued)
             Waycross         100,000                     Bean Station #1           114,000
    North Carolina                                        Bean Station #2           137,000
             Henderson        112,000                     Andersonville             128,000
             Oxford            92,000                     White Pine                137,000
             Richfield        194,000            Texas
    Tennessee                                             Waco #1                   148,000
             Maynardville     110,000                     Waco #2                    99,000
             Savannah #1      104,000                     Bonham                    117,000
             Savannah #2      109,000                     Sulphur Springs           113,000
             Ardmore          100,000          Leased
             Rutledge          87,000            Halls, Tennessee                    63,000


COMMUNITIES                        APPROXIMATE       COMMUNITIES                        APPROXIMATE
                                      ACRES                                                ACRES
  Owned by company                                     Owned by company

    Arizona                                              Tennessee
             Glendale                   14                        Farragut                   23
             Mirage                     35                        Knoxville (3)             147
             Phoenix                    47                        LaVergne                   76
    Florida                                                       Millington                 29
             Gainesville (2)           132                        Morristown                 12
             Jacksonville (5)          334                        Maryville (2)              67
             Kissimmee                  41                        Powell                     23
             Mulberry (2)               91                        Rockford                   13
             Princeton                  37                        Smyrna                     26
             Tallahassee                39                        Tullahoma                  18
    Georgia                                              Texas
             Douglasville (2)           97                        Arlington                  43
    Iowa                                                          Dallas (2)                 84
             Carter Lake                41                        Denton (3)                201
    Michigan                                                      Fort Worth (4)            142
             Kalamazoo                 126                        Flower Mound               18
    Missouri                                                      Greenville                 25
             Independence               90                        Houston (3)               142
    North Carolina                                                Humble                     55
             Greensboro                 83                        Little Elm                 48
    Oklahoma                                                      Mesquite                   27
             Edmond                     37                        Pearland                   30
             Midwest City               25                        San Angelo                 90
             Norman                     44                        San Antonio (4)           206
             Oklahoma City (2)         116                        Schertz                    71
    South Carolina                                                Wylie (2)                 179
             Columbia                   97               Virginia
             Florence (2)               97                        Evington                   70
                                                                  Blacksburg                 38



The Company-owned retail centers are generally one to four acre sites with a manufactured office unit serving as the sales office. The balance of a retail center site is devoted to the display of homes. Of the 273 retail centers, 131 are owned and 142 occupy leased property. The Company does not believe that any of the property owned or leased for an individual retail center is material to its overall business.

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

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for the period from July 1, 1997 to June 30, 1998, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                                                 Fiscal                     Fiscal
                                                  1998                       1997
                                                  ----                       ----
               Quarter Ended                High         Low           High          Low
                  September                 $18.75      $14.25        $17.90       $13.80
                  December                   19.44       15.75         17.20        12.60
                  March                      21.31       16.25         15.38        13.00
                  June                       22.38       17.06         15.25        12.63

(b) As of August 31, 1998, there were 12,023 holders of record (approximately 64,000 beneficial holders) of the Company's Common Stock.

(c) It is the policy of the Board of Directors of the Company to reinvest substantially all earnings in the business. The Board of Directors initiated the payment of cash dividends at the November 9, 1994 shareholders meeting of $.02 per share per quarter. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. Additionally, certain of the Company's financing agreements have various covenants that restrict payments which may be made for dividends and other stock transactions.

The following portions of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                       Age      Position
James L. Clayton            64      Chairman of the Board and Chief Executive Officer

Kevin T. Clayton            35      President, Chief Operating Officer and President, Financial Services (a)

David M. Booth              45      Executive Vice President and President, Retail Group

Richard D. Strachan         56      Vice President and President, Manufacturing Group (b)

Paul W. Boyd                40      Treasurer (c)

Amber W. Krupacs            34      Vice President, Finance and Secretary (d)

Greg A. Hamilton            40      Vice President and Controller (e)


(a) Mr. K. T. Clayton has been President of Financial Services since 1995. Prior to that time, he served in various management positions with the Company. In August 1997, he was named President and Chief Operating Officer of the Company.

(b) Prior to joining the Company in 1994, Mr. Strachan was President and Chief Operating Officer of the Visador Company from 1989 to 1994. He was named Vice President of the Company and President of the Manufacturing Group in August 1997.

(c) Mr. Boyd joined the Company in April 1996 as Director of Finance. From 1994 to 1995, he served as Senior Vice President of Victoria Bankshares, Inc. From 1989 to 1994, he served as Senior Vice President and Chief Financial Officer of FNB Financial Corporation, a Tennessee bank holding company. In August 1997, he was named Treasurer of the Company.

(d) Ms. Krupacs joined the Company in December 1993 as Tax Manager. From 1987 to 1993, she served in various positions with Coopers & Lybrand LLP, including Tax Manager. In August 1998, she was named Vice President, Finance and Secretary of the Company.

(e) Mr. Hamilton joined the Company in February 1997 as Corporate Controller. From 1984 to 1997, he served in various finance and accounting positions with Philips Consumer Electronics Company including Director of Finance and Business Planning, 1995-1997; Sales and Marketing Controller, 1994-1995; and Controller, Professional/Commercial Sales and Purchased Product Marketing, 1993-1994. In August 1998, he was named Vice President and Controller of the Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

  (a) The following documents are filed as part of this report:

         1.  Financial Statements: (Included in Annual Report - Exhibit 13).

                           The following Consolidated Financial Statements of Clayton Homes, Inc. and its
                           subsidiaries included in Part II, Item 8 are incorporated by reference to the
                           1998 Annual Report to Shareholders for the year ended June 30, 1998.

                           Report of Independent Accountants.

                           Consolidated Balance Sheets - June 30, 1998 and 1997.

                           Consolidated Statements of Income - years ended June 30, 1998, 1997 and 1996.

                           Consolidated Statements of Shareholders' Equity - years ended June 30, 1998, 1997 and 1996.

                           Consolidated Statements of Cash Flows - years ended June 30, 1998, 1997 and 1996.

                           Notes to the Consolidated Financial Statements.

         3.  Exhibits:

                     3.     (a) Restated charter as amended. (E)

                            (b) Bylaws. (G)

                     4.     (a) Specimen stock certificates. (G)

                            (b) The Company agrees to furnish to the Commission, upon request, instruments relating to the long term debt of the Company or its subsidiaries.

                    10.     (a) Lease Agreement, dated June 29, 1972, as amended, between Clayton Homes,
                                Inc. and Dean Planters Warehouse, Inc. (A) (subsequently assigned to CLF, a limited partnership which includes a related party).

                           *(b) Clayton Homes, Inc. 1983 and 1985 Stock Option Plan. (C)

                           *(c) 1991 Employees Stock Incentive Plan. (C)

                           *(d) Clayton Homes, Inc. 1997 Employees Stock Incentive Plan. (F)

                           *(e) Director's Equity Plan. (G)

                           *(f) Director's Equity Plan. (G)

                           *(g) Director's Equity Plan. (C)

                           *(h) Director's Equity Plan. (D)

                           *(i) 1996 Outside Directors Equity Plan. (E)

                           *(j) Description of Clayton Homes, Inc. bonus arrangement for key executives. (C)

                  13.      Annual Report to Shareholders for year ended June 30, 1998. (B)

                  21.      List of Subsidiaries of the Registrant.

                  23.      Consent of independent accountants.

                  27.      Financial Data Schedule (for SEC use only).

----------------------------------------------------------------

(A) Filed as Exhibits to Registration Statement on Form S-1(SEC File No. 2-83705) and incorporated by reference thereto.

(B) For the information of the Commission only, except to the extent of portions specifically incorporated by reference.

(C) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 10, 1993, and incorporated by reference thereto.

(D) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 9, 1994, and incorporated by reference thereto.

(E) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 14, 1996, and incorporated by reference thereto.

(F) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 12, 1997, and incorporated by reference thereto.

(G) Filed in electronic format only. The Company will provide full written copies of the exhibits to any eligible shareholder who may request them. Request for copies should be mailed to Clayton Homes, Inc., Attn. Investor Relations, Box 15169, Knoxville, TN 37901.

 *  Management and Director's Compensation plans.

--------------------------------------------------------------------------------
(b)  Reports on Form 8-K.
     Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 1998. Filed May 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Knoxville, State of Tennessee, on September 21, 1998

                                         CLAYTON HOMES, INC.

                                         By: /s/ Kevin T. Clayton
                                         -------------------------------------
                                         Kevin T. Clayton
                                         President, Chief Operating Officer
                                         and President, Financial Services

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/ James L. Clayton                     September 21, 1998             Chairman of the Board and
------------------------------------                                    Chief Executive Officer
James L. Clayton                                                        (Principal Executive Officer)


/s/ Kevin T. Clayton                     September 21, 1998             President, Chief Operating Officer
------------------------------------                                    and President, Financial Services
Kevin T. Clayton


/s/ Amber W. Krupacs                     September 21, 1998             Vice President, Finance
------------------------------------                                    and Secretary
Amber W. Krupacs


/s/ Greg A. Hamilton                     September 21, 1998             Vice President
------------------------------------                                    and Controller
Greg A. Hamilton


/s/ B. Joe Clayton                       September 21, 1998             Director
------------------------------------
B. Joe Clayton


/s/ James D. Cockman                     September 21, 1998             Director
------------------------------------
James D. Cockman


/s/ Dan W. Evins                         September 21, 1998             Director
------------------------------------
Dan W. Evins


/s/ Wilma H. Jordan                      September 21, 1998             Director
------------------------------------
Wilma H. Jordan


/s/ Thomas N. McAdams                    September 21, 1998             Director
------------------------------------
Thomas N. McAdams


/s/ C. Warren Neel                       September 21, 1998             Director
------------------------------------
C. Warren Neel