Form 10-Q
period 1998-09-30
CLAYTON HOMES INC
filed 1998-11-12
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   September 30, 1998
                                 ------------------

COMMISSION FILE NUMBER   1-8824
                         ------

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                 62-1671360
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           Number)

5000 Clayton Road
Maryville, Tennessee                                           37804
---------------------------------------                     ----------
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

    Shares of common stock $.10 par value, outstanding on September 30, 1998 -116,321,876.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                                     Three Months Ended
                                                        September 30,
                                                    1998             1997
                                                    ----             ----
REVENUES
  Net sales                                      $ 247,192       $208,946
  Financial services                                50,999         41,050
  Rental and other income                           16,495         12,699
                                                 ---------       --------
    Total revenues                                 314,686        262,695
                                                 ---------       --------

COSTS AND EXPENSES
  Cost of sales                                    171,662        143,554
  Selling, general and administrative               84,325         70,794
  Financial services interest                        2,450            602
  Provision for credit losses                        2,559          1,000
                                                 ---------       --------
    Total expenses                                 260,996        215,950
                                                 ---------       --------

OPERATING INCOME                                    53,690         46,745
Interest income (expense), net/other                  (993)         1,134
                                                 ---------       --------
Income before income taxes                          52,697         47,879
Provision for income taxes                          19,500         18,200
                                                 ---------       --------
   Net income                                    $  33,197       $ 29,679
                                                 =========       ========

EARNINGS PER SHARE
   Basic                                         $    0.28       $   0.25
   Diluted                                       $    0.28       $   0.25

DIVIDENDS PAID PER SHARE                         $    0.02       $   0.02

AVERAGE SHARES OUTSTANDING
   Basic                                           117,569        118,574
   Diluted                                         118,364        119,347




                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  (unaudited)      (audited)
                                                  September 30,     June 30,
                                                      1998            1998
                                                      ----            ----
ASSETS
 Cash and cash equivalents                         $   11,248      $    1,731
 Receivables, net                                     889,891         837,197
 Inventories                                          149,392         167,113
 Property, plant and equipment, net                   271,237         261,549
 Other assets                                         203,453         190,167
                                                   ----------      ----------
   Total assets                                    $1,525,221      $1,457,757
                                                   ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities          $  115,941      $  138,557
 Debt obligations                                     355,129         247,591
 Other liabilities                                    184,701         190,590
 Shareholders' equity                                 869,450         881,019
                                                   ----------      ----------
   Total liabilities and shareholders' equity      $1,525,221      $1,457,757
                                                   ==========      ==========


   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                       1998             1997
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $  33,197       $  29,679
Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
        Depreciation and amortization                                                    4,243           3,430
        Gain on sale of installment contract receivables, net of amortization           (1,591)         (8,684)
        Provision for credit losses                                                      2,559           1,000
        Deferred income taxes                                                           (1,500)        (19,358)
        Increase in other  receivables, net                                            (17,945)        (12,649)
        Decrease in inventories                                                         17,721           5,638
        Increase (decrease) in accounts payable, accrued liabilities, and other        (34,828)          3,003
                                                                                     ---------       ---------
                Cash provided by operations                                              1,856           2,059
        Origination of installment contract receivables                               (238,929)       (173,274)
        Proceeds from sales of originated installment contract receivables             197,489         174,629
        Principal collected on originated installment contract receivables               5,500           3,365
                                                                                     ---------       ---------
                Net cash provided (required) by operating activities                   (34,084)          6,779

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                        (57,336)        (75,096)
Proceeds from sales of acquired installment contract receivables                        55,606          71,926
Principal collected on acquired installment contract receivables                         1,953           1,730
Acquisition of property, plant and equipment, net                                      (13,931)         (7,135)
Increase in restricted cash and investments                                             (5,463)        (12,143)
                                                                                     ---------       ---------
                Net cash used in investing activities                                  (19,171)        (20,718)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                               (2,386)         (2,400)
Net borrowings on credit facilities                                                    103,377             --
Proceeds from (repayment of) long-term debt                                              4,161          (1,568)
Issuance of stock for incentive plans and other                                            848           1,534
Repurchase of common stock                                                             (43,228)           (956)
                                                                                     ---------       ---------
               Net cash provided by (used in) financing activities                      62,772          (3,390)
                                                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents                                     9,517         (17,329)
Cash and cash equivalents at beginning of period                                         1,731          89,695
                                                                                     ---------       ---------
Cash and cash equivalents at end of period                                           $  11,248       $  72,366
                                                                                     =========       =========



   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its subsidiaries (Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with Generally Accepted Accounting Principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1998.

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1998, the results of its operations and its cash flows for the three month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature.

2. The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

4. Debt obligations at September 30, 1998 and June 30, 1998 are summarized as follows:

                                                       September 30,       June 30,
                                                           1998             1998
         (in thousands)                                    ----             ----
         Lines of credit                                 $331,250         $227,873
         Other                                             23,879           19,718
                                                         --------         --------
              Total debt obligations                     $355,129         $247,591

5. Effective for the quarter ended December 31, 1997, the Company adopted FASB Statement of Accounting Standards No. 128, Earnings per Share. The Statement simplifies the standards for computing earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. Prior years have been restated to reflect this change. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                                      Three Months Ended
                                                         September 30,
                                                       1998         1997
                                                       ----         ----
         (in thousands except per share data)
         Net income                                 $ 33,197     $ 29,679
         Average shares outstanding
               Basic                                 117,569      118,574
               Add: common stock equivalents             795          773
                                                    --------     --------
               Diluted                               118,364      119,347
         Earnings per share
               Basic and diluted                    $    .28     $    .25

PART I -- FINANCIAL INFORMATION

ITEM 1.      Financial Statements.

             See pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

THREE MONTHS ENDED SEPTEMBER 30, 1998:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                               First Three Months
                                                             Fiscal Year 1999 vs 1998
                                                             ------------------------
         Retail
                  Dollar sales                                        +26.3%
                  Number of retail centers                            +12.1%
                  Dollar sales per retail center                      +12.7%
                  Price of home                                       + 7.9%

         Wholesale
                  Dollar sales                                        +10.4%
                  Number of independent retailers                     + 5.1%
                  Dollar sales per independent retailer               + 5.1%
                  Price of home                                       + 3.5%

         Communities
                  Dollar sales                                        -30.4%
                  Number of communities                               + 7.5%
                  Dollar sales per community                          -35.2%
                  Price of home                                       - 4.9%

Total revenues for the three months ended September 30, 1998, increased 20% to $315 million, as manufactured housing sales rose 18% to $247 million, financial services income grew 24% to $51 million and rental and other income increased 30% to $17 million.

Net sales of the Retail group rose 26% to $159 million on an 8% rise in the average home price, a 12% increase in Company-owned sales centers, and a 4% increase in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 10% to $82 million as the number of homes sold increased 7% to 3,803. The average wholesale price to independent retailers increased 3% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 30% to $6 million as 27% less homes were sold, while the average home selling price decreased 5%.

Financial services revenues increased 24%. Interest and loan servicing revenues increased $15 million, and insurance related revenues rose $2 million. Rental and other income increased 30% on a 29% rise in Communities rental income.

Loans sold through asset-backed securities totaled $244 million, compared to $227 million during the same period last year.

Financial services interest expense increased to $2 million due to higher average borrowings. Average debt collateralized by installment contract receivables dropped 31% to $15 million, while the weighted average interest rate dropped to 10.39% from 11.15%. The terms of the debt preclude prepayment by the Company.

Gross profit margins decreased to 30.6% from 31.3% which is attributable to a shift in mix to multi-section units for manufactured housing.

Selling, general and administrative expenses, as a percent of revenues, decreased to 26.8% from 26.9% in the prior year period. The provision for credit losses increased to 1.0% from 0.5% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.


                                                                        September 30,
                                                                   1998             1997
                                                                   ----             ----
Total delinquencies as a percentage                       *Includes    Excludes
 of contracts outstanding:                                  Access      Access
                                                            ------      -------
         All contracts                                      3.67%        2.86%      2.23%
         Contracts originated by VMF                         N/A         2.85%      2.15%
         Contracts acquired from other institutions         7.13%        2.99%      2.77%

*In the month of May 1998 the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                                            Three months  Ended
                                                                               September 30,
                                                                         1998                1997
                                                                         ----                ----
Net losses as a percentage of average                        *Includes        Excludes
 loans outstanding (annualized):                               Access          Access
                                                               ------          ------
         All contracts                                          1.2%            1.0%          0.6%
         Contracts originated by VMF                             N/A            0.9%          0.6%
         Contracts acquired from other institutions             2.9%            2.3%          0.7%

Number of contracts in repossession:
         All contracts                                         1,848           1,429         1,160
         Contracts originated by VMF                             N/A           1,309         1,060
         Contracts acquired from other institutions              539             120           100

Total number of contracts in repossession
 as a percentage of total contracts                             1.7%            1.4%          1.3%

*In the month of May 1998 the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

The decrease in inventories as of September 30, 1998, from June 30, 1998, is explained as follows:

         Manufacturing                                       Increase (decrease)
         -------------                                       -------------------
                  Finished goods                                  $    2.5
                  Raw materials                                      (10.9)

         Retail
         ------
                  Decrease in inventory levels at 273
                    Company-owned retail centers at
                    June 30, 1998                                   (13.1)
                  Inventory to stock nine
                    new Company-owned retail centers                  2.9

         Communities
         -----------
                  Total of all communities                              .9
                                                                   -------
                                                                   $ (17.7)
                                                                   =======

On September 30, 1998, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) increased to $54 million, as compared to $44 million for the same period last year.

Liquidity and Capital Resources

Cash at September 30, 1998, was $11.2 million as compared to $1.7 million at June 30, 1998. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company has committed and uncommitted lines of credit totaling $350 million and $32.5 million for working capital needs of which $320 million and $11.3 million, respectively, were outstanding at September 30, 1998. These lines of credit do not require collateral and are priced on LIBOR plus rates ranging from 0.10% to 0.45%. The committed credit lines are guaranteed by all material subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

Subsequent to September 30, 1998 the Company entered into short-term, committed lines of credit for $205 million, primarily to facilitate the stock repurchase program and the purchase, origination and warehousing of manufactured housing loan portfolios. These lines of credit do not require collateral, are not guaranteed and have no financial covenants.

Year 2000

The Company has developed a plan to address potential disruptions to normal business activities related to the next millennium. Areas addressed by the plan include information systems (hardware and software), non-information systems, embedded chips, and supply chain continuance. Currently, the Company has completed the awareness and assessment stages of the project and all business units are in various stages of renovation, validation, and implementation of solutions. Contingency planning for critical processes for each business unit is scheduled to begin third quarter of fiscal 1999 and be completed by end of fiscal year 1999. A Year 2000 Steering Committee has been established and a project leader has been assigned to oversee the process and report on a weekly basis. The steering committee is chaired by the President of the Company.

Information systems, consisting of hardware and software, are being modified or replaced to ensure Year 2000 compliance. The Company's hardware consists of a mainframe, networks, and personal computers. Most hardware is currently compliant or will be by the end of calendar year 1998. Many of the Company's critical software systems, such as the General Ledger, Accounts Payable, Payroll, Human Resources, and Credit Application Tracking systems have been replaced by Year 2000 compliant packages. The remediation process for Financial Services and other in-house, custom written software is expected to be completed by the end of fiscal 1999. The Company plans to test each of these software systems using a standardized testing methodology which will include millennium testing, millennium leap year testing, and cross over year testing.

Non-information systems at corporate such as HVAC, elevator, phone system, security systems, vaults, and computer rooms are Year 2000 compliant as a direct result of building a new Corporate office. Similar equipment at field locations are not dependent on embedded chip technologies and are not considered an area of material exposure.

The Company has completed its surveying of major suppliers and vendors of raw materials for Year 2000 compliance. The Company is not directly dependent on electronic data interchange (EDI) for the purchase of raw materials, though some of the Company's suppliers may be. Moreover, the bulk of raw materials (mostly lumber) are readily available from other suppliers. Possible interruptions in the supply chain can be circumvented by purchasing raw materials from an alternate local supplier. Responses from the Company's surveys provide assurance that our critical suppliers, including Financial Services providers, plan to be compliant by the middle of 1999.

The costs associated with Year 2000 compliance are not expected to exceed $500,000 or to have a material impact on the Company's financial position, results of operations, or cash flows in future periods. Most of the hardware, software, and non-information system replacements have been due to growth of the Company and Year 2000 compliance is a byproduct of the replacement systems. The custom written software is addressed by the in-house programming staff and contract programming services. Most costs directly associated with Year 2000 compliance will be incurred during fiscal 1999.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that the risk of failure to the Housing and Communities business units are not material due to the low-technology nature of those businesses and manual processes are in use for backup procedures now. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical suppliers and financial services providers. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the exposure to significant interruptions of normal operations should be reduced.

New Accounting Pronouncements

During fiscal 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS No. 131), Disclosures About Segments of an Enterprise and Related Information. SFAS 131 requires new disclosures of segment information in a company's financial statements and is effective for fiscal years beginning after December 15, 1997. These statements will be effective for the Company in fiscal 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations, or cash flows.

On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative and Financial Instruments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities based on these fundamental principles: i) derivatives represent assets and liabilities that should be recognized at fair value on the balance sheet; ii) derivative gains and losses do not represent liabilities or assets and therefore, should not be reported on the balance sheet as deferred credits or deferred debits; and iii) special hedge accounting should be provided only for transactions that meet certain specified criteria, which include a requirement that the change in fair value of the derivative be highly effective in offsetting the change in the fair value or cash flows of the hedged item. This statement is effective for fiscal years beginning after June 15, 1999 and is not expected to have a material effect on the Company's financial position or results of operations.

Additionally in October 1998, the FASB issued SFAS 134, Accounting for Mortgaged-Backed Securities Retained after the Securitization of Loans Held for Sale by a Mortgage Banking Enterprise. SFAS 134 requires that after an entity that is engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS 134. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

Forward Looking Statements

Certain statements in this quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks fall generally within three broad categories consisting of industry factors, management expertise, and government policy and economic conditions. Industry factors include such matters as potential periodic inventory adjustments by both captive and independent retailers, general or seasonal weather conditions affecting sales and revenues, catastrophic events impacting insurance reserves, cost of labor and/or raw materials and industry consolidation trends creating fewer, but stronger competitors capable of sustaining competitive pricing pressures.

Management expertise is affected by management's overall ability to anticipate and meet consumer preferences, maintain successful marketing programs, continue quality manufacturing output, keep a strong cost management oversight, meet the Year 2000 compliance plan, and project stable gain on sale accounting assumptions. Lastly, management has the least control over government policy and economic conditions such as prevailing interest rates, government monetary policy, stable regulation of manufacturing standards, consumer confidence, favorable trade policies, and general prevailing economic and employment conditions.

PART II -- OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - Exhibits and Reports for Form 8-K.

(a)      27.  Financial Data Schedule (SEC use only)

(b)            Reports on Form 8-K.
               Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 1998C.
               Filed August 14, 1998.

                               CLAYTON HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLAYTON HOMES, INC.
                                        (Registrant)


Date:  November 12, 1998                /s/ Kevin T. Clayton
       -----------------                ----------------------------------------
                                        Kevin T. Clayton
                                        President and Chief Operating Officer



Date:  November 12, 1998                /s/ Amber W. Krupacs
       -----------------                ----------------------------------------
                                        Amber W. Krupacs
                                        Vice President, Finance and Secretary



Date:  November 12, 1998                /s/ Greg A. Hamilton
       -----------------                ----------------------------------------
                                        Greg A. Hamilton
                                        Vice President and Controller