Form 10-Q
period 1998-12-31
CLAYTON HOMES INC
filed 1999-02-11
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED   December 31, 1998
                                 -----------------

COMMISSION FILE NUMBER   1-8824
                         ------

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                 62-1671360
-------------------------------          -------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification
incorporation or organization)           Number)

5000 Clayton Road
Maryville, Tennessee                                              37804
----------------------------------------                        --------
(Address of principal executive offices)                       (zip code)

                    423-380-3000
 --------------------------------------------------
(Registrant's telephone number, including area code)

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

    Shares of common stock $.10 par value, outstanding on December 31, 1998
- 144,414,786.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                            Three Months Ended         Six Months Ended
                                               December 31,              December 31,
                                            1998         1997         1998         1997
                                            ----         ----         ----         ----
REVENUES
  Net sales                              $ 247,407     $192,078    $ 494,599     $401,024
  Financial services                        54,851       46,154      105,850       87,204
  Rental and other income                   16,862       12,837       33,357       25,536
                                         ---------     --------    ---------     --------
    Total revenues                         319,120      251,069      633,806      513,764
                                         ---------     --------    ---------     --------

COSTS AND EXPENSES
  Cost of sales                            168,413      133,066      340,075      276,620
  Selling, general and administrative       88,357       67,871      172,682      138,665
  Financial services interest                2,809          595        5,259        1,197
  Provision for credit losses                2,700        1,000        5,259        2,000
                                         ---------     --------    ---------     --------
    Total expenses                         262,279      202,532      523,275      418,482
                                         ---------     --------    ---------     --------

OPERATING INCOME                            56,841       48,537      110,531       95,282
Interest income (expense), net/other        (1,228)       1,672       (2,221)       2,806
                                         ---------     --------    ---------     --------
Income before income taxes                  55,613       50,209      108,310       98,088
Provision for income taxes                  20,600       19,100       40,100       37,300
                                         ---------     --------    ---------     --------
   Net income                            $  35,013     $ 31,109    $  68,210     $ 60,788
                                         =========     ========    =========     ========

EARNINGS PER SHARE(1)
   Basic                                 $    0.24     $   0.21    $    0.47     $   0.41
   Diluted                               $    0.24     $   0.21    $    0.46     $   0.41

DIVIDENDS PAID PER SHARE(1)              $   0.016     $  0.016    $   0.032     $  0.032

AVERAGE SHARES OUTSTANDING(1)
   Basic                                   144,658      148,395      146,118      148,306
   Diluted                                 145,364      149,500      146,932      149,342

(1) Adjusted for the December 9, 1998, 5-for-4 stock split.



                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 (unaudited)     (audited)
                                                 December 31,     June 30,
                                                     1998           1998
                                                     ----           ----
ASSETS
 Cash and cash equivalents                        $    8,995     $    1,731
 Receivables, net                                    899,569        837,197
 Inventories                                         163,933        167,113
 Property, plant and equipment, net                  278,355        261,549
 Other assets                                        201,347        190,167
                                                  ----------     ----------
   Total assets                                   $1,552,199     $1,457,757
                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities         $  103,924     $  138,557
 Debt obligations                                    380,475        247,591
 Other liabilities                                   177,791        190,590
 Shareholders' equity                                890,009        881,019
                                                  ----------     ----------
   Total liabilities and shareholders' equity     $1,552,199     $1,457,757
                                                  ==========     ==========


   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                     Six Months Ended
                                                                                        December 31,
                                                                                    1998          1997
                                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                       $  68,210     $  60,788
Adjustments to reconcile net income to net cash
provided (required) by operating activities:
        Depreciation and amortization                                                8,585         6,824
        Gain on sale of installment contract receivables, net of amortization       (3,243)      (19,642)
        Provision for credit losses                                                  5,259         2,000
        Deferred income taxes                                                       (2,565)      (19,920)
        Increase in other  receivables, net                                        (22,647)      (16,270)
        Decrease (increase) in inventories                                           3,180       (17,225)
        Decrease in accounts payable, accrued liabilities, and other               (60,962)      (47,922)
                                                                                 ---------     ---------
                Cash required from operations                                       (4,183)      (51,367)
        Origination of installment contract receivables                           (520,140)     (333,803)
        Proceeds from sales of originated installment contract receivables         410,215       358,338
        Principal collected on originated installment contract receivables          27,068        18,445
                                                                                 ---------     ---------
                Net cash required from operating activities                        (87,040)       (8,387)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                    (98,045)     (153,498)
Proceeds from sales of acquired installment contract receivables                   130,764       127,067
Principal collected on acquired installment contract receivables                     8,397         7,576
Acquisition of property, plant and equipment, net                                  (25,391)      (15,052)
Decrease in restricted cash and investments                                          4,915         8,556
                                                                                 ---------     ---------
                Net cash provided by (used in) investing activities                 20,640       (25,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                           (4,785)       (4,750)
Net borrowings on credit facilities                                                 54,767            --
Proceeds from (repayment of) long-term debt                                         78,117          (774)
Issuance of stock for incentive plans and other                                      1,993         3,021
Repurchase of common stock                                                         (56,428)       (2,145)
                                                                                 ---------     ---------
               Net cash provided by (used in) financing activities                  73,664        (4,648)
                                                                                 ---------     ---------

Net increase (decrease) in cash and cash equivalents                                 7,264       (38,386)
Cash and cash equivalents at beginning of period                                     1,731        89,695
                                                                                 ---------     ---------
Cash and cash equivalents at end of period                                       $   8,995     $  51,309
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

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1998, the results of its operations and its cash flows for the six month periods ended December 31, 1998, and 1997. All such adjustments are of a normal recurring nature.

2. The results of operations for the six months ended December 31, 1998, and 1997 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation.

4. Debt obligations at December 31, 1998, and June 30, 1998, are summarized as follows:

                                                   December 31,       June 30,
                                                       1998             1998
                                                       ----             ----
         (in thousands)
         Lines of credit                             $282,640         $227,873
         Long term debt                                97,835           19,718
                                                     --------         --------
              Total debt obligations                 $380,475         $247,591

         The Company on December 30, 1998, privately placed $75.0 million of 6.25% Senior Notes due December 30, 2003, with no principal amortization, primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all material subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

         Subsequent to December 31, 1998, the Company entered into a committed one year $300.0 million commercial paper conduit facility to facilitate the warehousing of manufactured housing loan portfolios.

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                                 Three Months Ended                Six Months Ended
                                                    December 31,                      December 31,
                                                1998            1997               1998          1997
                                                ----            ----               ----          ----
(in thousands except per share data)
Net income                                     $ 35,013       $ 31,109            $ 68,210      $ 60,788
Average shares outstanding
         Basic                                  144,658        148,395             146,118       148,306
         Add: common stock equivalents              706          1,105                 814         1,036
                                               --------       --------            --------      --------
         Diluted                                145,364        149,500             146,932       149,342
Earnings per share
         Basic                                 $    .24       $    .21            $    .47      $    .41
         Diluted                               $    .24       $    .21            $    .46      $    .41

PART I -- FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            See pages 2 through 4.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SIX MONTHS ENDED DECEMBER 31, 1998:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                First Six Months
                                                            Fiscal Year 1999 vs 1998
                                                            ------------------------
         Retail
                  Dollar sales                                       +34.5%
                  Number of retail centers                           +11.6%
                  Dollar sales per retail center                     +20.5%
                  Price of home                                      + 8.9%

         Wholesale
                  Dollar sales                                       +10.5%
                  Number of independent retailers                    + 4.1%
                  Dollar sales per independent retailer              + 6.2%
                  Price of home                                      + 4.1%

         Communities
                  Dollar sales                                       -22.7%
                  Number of communities                              + 8.2%
                  Dollar sales per community                         -28.5%
                  Price of home                                      + 1.1%

Total revenues for the six months ended December 31, 1998, increased 23% to $634 million, as manufactured housing sales rose 23% to $495 million, financial services income grew 21% to $106 million and rental and other income increased 31% to $33 million.

Net sales of the Retail group rose 34% to $317 million on a 9% rise in the average home price, a 12% increase in Company-owned sales centers, and an 11% increase in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 11% to $166 million as the number of homes sold increased 6% to 7,554. The average wholesale price to independent retailers increased 4% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 23% to $12 million as 24% less homes were sold, while the average home selling price increased 1%.

Financial services revenues increased 21%. Interest and loan servicing revenues increased $32 million, and insurance related revenues rose $4 million. Rental and other income increased 31% on a 28% rise in Communities rental income.

Loans sold through asset-backed securities totaled $532 million, compared to $459 million during the same period last year.

Financial services interest expense increased to $5 million due to higher average borrowings. Average debt collateralized by installment contract receivables dropped 30% to $14 million, while the weighted average interest rate moved from 10.30% to 10.62%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 31.2% from 31.0% which is attributable to an increase in internalization.

Selling, general and administrative expenses, as a percent of revenues, increased to 27.2% from 27.0% in the prior year period. The provision for credit losses increased to 1.1% from 0.5% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.


                                                                      Second Quarter Ended
                                                                           December 31,
                                                                    1998                1997
                                                                    ----                ----
Total delinquencies as a percentage                      *Includes       Excludes
 of contracts outstanding:                                 Access        Access
                                                           ------        -------
         All contracts                                     3.43%          2.90%         2.66%
         Contracts originated by VMF                        N/A           2.76%         2.49%
         Contracts acquired from other institutions        6.40%          3.85%         3.58%

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

                                                                       Six Months Ended
                                                                          December 31,
                                                                    1998               1997
                                                                    ----               ----
Net losses as a percentage of average                     *Includes        Excludes
 loans outstanding (annualized):                            Access          Access
                                                           --------        --------
         All contracts                                        1.3%            1.0%      0.7%
         Contracts originated by VMF                           N/A            0.9%      0.7%
         Contracts acquired from other institutions           3.4%            2.4%      1.0%

Number of contracts in repossession:
         All contracts                                       2,014           1,577     1,396
         Contracts originated by VMF                           N/A           1,459     1,272
         Contracts acquired from other institutions            555             118       124

Total number of contracts in repossession
 as a percentage of total contracts                           1.8%            1.5%      1.5%



*In the month of May 1998 the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

The decrease in inventories as of December 31, 1998, from June 30, 1998, is explained as follows:


         Manufacturing                                                     Increase (decrease)
         -------------                                                     -------------------
                  Finished goods                                                  $  1.3
                  Raw materials                                                    (10.0)

         Retail
         ------
                  Decrease in inventory levels at 273
                    Company-owned retail centers at
                    June 30, 1998                                                   (3.0)
                  Inventory to stock 14 new
                    Company-owned retail centers                                     6.7

         Communities
         -----------
                  Increase in inventory levels at 71
                    Communities at June 30, 1998                                     1.5
                  Inventory to stock three new
                    Communities                                                       .3
                                                                                  ------
                                                                                  $ (3.2)
                                                                                  ======

On December 31, 1998, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) increased to $35 million, as compared to $30 million for the same period last year.

SECOND QUARTER ENDED DECEMBER 31, 1998:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                 Second Three Months
                                                              Fiscal Year 1999 vs 1998
                                                              ------------------------
         Retail
                  Dollar sales                                         +43.8%
                  Number of retail centers                             +12.2%
                  Dollar sales per retail center                       +28.1%
                  Price of home                                        + 9.8%

         Wholesale
                  Dollar sales                                         +10.6%
                  Number of independent retailers                      + 3.3%
                  Dollar sales per independent retailer                + 7.1%
                  Price of home                                        + 4.8%

         Communities
                  Dollar sales                                         -12.7%
                  Number of communities                                + 9.7%
                  Dollar sales per community                           -20.4%
                  Price of home                                        + 8.6%

Total revenues for the three months ended December 31, 1998, increased 27% to $319 million, as manufactured housing sales rose 29% to $247 million, financial services income grew 19% to $55 million and rental and other income increased 31% to $17 million.

Net sales of the Retail group rose 44% to $158 million on a 10% rise in the average home price, a 12% increase in Company-owned sales centers, and a 17% increase in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 11% to $84 million as the number of homes sold increased 6% to 3,751. The average wholesale price to independent retailers increased 5% as a result of a shift in product mix towards multi-section homes. The Company's plant in Waycross, Georgia was damaged by severe storms on January 2, 1999, and will be repaired by late spring. There is not expected to be a material effect on sales or profitability as orders will be filled from other Company facilities.

Net sales of the Communities group decreased 13% to $6 million as 20% less homes were sold, while the average home selling price increased 9%.

Financial services revenues increased 19%. Interest and loan servicing revenues increased $16 million, and insurance related revenues rose $2 million. Rental and other income increased 31% on a 28% rise in

Communities rental income.

Loans sold through asset-backed securities totaled $288 million, compared to $232 million during the same period last year.

Financial services interest expense increased to $3 million due to higher average borrowings. Average debt collateralized by installment contract receivables dropped 29% to $14 million, while the weighted average interest rate moved from 10.78% to 10.88%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 31.9% from 30.7% which is attributable to an increase in internalization.

Selling, general and administrative expenses, as a percent of revenues, increased to 27.7% from 27.0% in the prior year period. The provision for credit losses increased to 1.1% from 0.5% of sales.

The following table sets forth write-off experience for the quarters ended December 31, 1998 and 1997:

                                                                         Second Quarter Ended
                                                                           December 31, 1998
                                                                         1998             1997
                                                                         ----             ----
Net losses as a percentage of average                         *Includes        Excludes
 loans outstanding (annualized):                                Access          Access
                                                               -------         -------
         All contracts                                           1.4%            1.1%      0.9%
         Contracts originated by VMF                              N/A            1.0%      0.8%
         Contracts acquired from other institutions              3.8%            2.7%      1.3%

*In the month of May 1998 the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

Liquidity and Capital Resources

Cash at December 31, 1998, was $9.0 million as compared to $1.7 million at June 30, 1998. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company has committed and uncommitted lines of credit totaling $350.0 million and $62.5 million for working capital needs of which $255.0 million and $27.6 million, respectively, were outstanding at December 31, 1998. These lines of credit do not require collateral and are priced on LIBOR plus rates ranging from 0.10% to 0.45%. The committed credit lines are guaranteed by all material subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company on December 30, 1998, privately placed $75.0 million of 6.25% Senior Notes due December 30, 2003, with no principal amortization, primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all material subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

Subsequent to December 31, 1998, the Company entered into a committed one year $300.0 million commercial paper conduit facility to facilitate the warehousing of manufactured housing loan portfolios.

Year 2000

Many of the Company's systems and related software are Year 2000 compliant. However, the Company has in place a plan to address potential disruptions to normal business activities related to the Year 2000. Areas addressed by the plan include information systems (hardware and software), non-information systems, embedded chips, and supply chain continuance. Currently, the Company has completed the awareness and assessment stages of the project and all business units are in various stages of renovation, validation, and implementation of solutions. A Year 2000 Steering Committee has been established and a project leader has been assigned to oversee the process and report on a weekly basis. The steering committee is chaired by the President of the Company.

Information systems, consisting of hardware and software, are being modified or replaced to ensure Year 2000 compliance. The Company's hardware consists of a mainframe, networks, and personal computers. Most desktop computers have been tested and are in compliance. The mainframe computers are compliant with respect to the hardware and operating systems. Many of the Company's critical software systems, such as the General Ledger, Accounts Payable, Payroll, Human Resources, and Credit Application Tracking systems have been replaced by Year 2000 compliant packages. The remediation process for Financial Services and other in-house, custom written software is expected to be completed by the end of fiscal 1999. The Company plans to test each of these software systems using a standardized testing methodology which will include millennium testing, millennium leap year testing, and cross over year testing.

Non-information systems at corporate such as HVAC, elevator, phone system, security systems, vaults, and computer rooms are Year 2000 compliant as a direct result of building a new Corporate office. Similar equipment at field locations is not dependent on embedded chip technologies and is not considered an area of material exposure.

The Company has completed its surveying of major suppliers and vendors of raw materials for Year 2000 compliance. The Company is not directly dependent on electronic data interchange (EDI) for the purchase of raw materials, though some of the Company's suppliers may be. Moreover, the bulk of raw materials (mostly lumber) is readily available from other suppliers. Possible interruptions in the supply chain can be circumvented by purchasing raw materials from an alternate local supplier. Responses from the Company's surveys provide assurance that our critical suppliers, including Financial Services providers, plan to be compliant by the middle of 1999.

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

Contingency planning, both short term and long term, for critical processes for each business group has started and will be completed by the end of fiscal year 1999. To mitigate any unexpected problems with the Year 2000, plans could include, but are not limited to: (1) rapid transitions to alternative suppliers of services and materials, (2) replacement of errant equipment or software, (3) manual ledgers, (4) increased work hours by Company personnel, (5) temporary personnel, (6) outsourcing, and (7) routine backup of critical data to different platforms. Should the Company be required to execute a long term contingency plan, an adverse material effect to operations could result.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that the risk of failure to the Housing and Communities business units is not material due to the low-technology nature of those businesses and manual processes are in use for backup procedures now. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures could have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Project is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical suppliers and financial services providers. The Company believes that, with the implementation of new business systems and completion of the Project as scheduled, the exposure to significant interruptions of normal operations should be reduced.

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

On June 15, 1998, the FASB issued SFAS No. 133, Accounting for Derivative and Financial Instruments and Hedging Activities. SFAS 133 establishes a new model for accounting for derivatives and hedging activities based on these fundamental principles: i) derivatives represent assets and liabilities that should be recognized at fair value on the balance sheet; ii) derivative gains and losses do not represent liabilities or assets and therefore, should not be reported on the balance sheet as deferred credits or deferred debits; and iii) special hedge accounting should be provided only for transactions that meet certain specified criteria, which include a requirement that the change in fair value of the derivative be highly effective in offsetting the change in the fair value or cash flows of the hedged item. This statement is effective for fiscal years beginning after June 15, 1999, and is not expected to have a material effect on the Company's financial position or results of operations.

Additionally in October 1998, the FASB issued SFAS 134, Accounting for Mortgaged-Backed Securities Retained after the Securitization of Loans Held for Sale by a Mortgage Banking Enterprise. SFAS 134 requires that after an entity engaged in mortgage banking activities has securitized mortgage loans that are held for sale, it must classify the resulting retained mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The Company is currently assessing the effect, if any, on its financial statements of implementing SFAS 134. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998.

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

(b)            Reports on Form 8-K.
               Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 1998D.
               Filed November 17, 1998.

                               CLAYTON HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CLAYTON HOMES, INC.
                                         -------------------
                                         (Registrant)


Date:  February 11, 1999                 /s/  Kevin T. Clayton
       -------------------------         ---------------------------------------
                                         Kevin T. Clayton
                                         President and Chief Operating Officer



Date:  February 11, 1999                 /s/  Amber W. Krupacs
       -------------------------         ---------------------------------------
                                         Amber W. Krupacs
                                         Vice President, Finance and Secretary



Date:  February 11, 1999                 /s/  Greg A. Hamilton
       -------------------------         ---------------------------------------
                                         Greg A. Hamilton
                                         Vice President and Controller