Form 10-Q
period 1999-03-31
CLAYTON HOMES INC
filed 1999-05-12
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED   March 31, 1999
                                ----------------

COMMISSION FILE NUMBER   1-8824
                       ----------

                               CLAYTON HOMES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                    62-1671360
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification
 incorporation or organization)             Number)

5000 Clayton Road
Maryville, Tennessee                                          37804
----------------------------------------                -----------------
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
                                              -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of common stock $.10 par value, outstanding on March 31, 1999:
144,523,801.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                            Three Months Ended           Nine Months Ended
                                                  March 31,                   March 31,
                                             1999          1998          1999          1998
                                          ---------      --------     ---------      --------
REVENUES
  Net sales                               $ 232,965      $209,305     $ 727,564      $610,329
  Financial services                         58,133        44,429       163,983       131,633
  Rental and other income                    17,208        14,641        50,565        40,177
                                          ---------      --------     ---------      --------
    Total revenues                          308,306       268,375       942,112       782,139
                                          ---------      --------     ---------      --------

COSTS AND EXPENSES
  Cost of sales                             156,908       142,251       496,983       418,871
  Selling, general and administrative        88,382        74,446       261,064       213,111
  Financial services interest                 2,102           444         7,361         1,641
  Provision for credit losses                 3,600         2,000         8,859         4,000
                                          ---------      --------     ---------      --------
    Total expenses                          250,992       219,141       774,267       637,623
                                          ---------      --------     ---------      --------

OPERATING INCOME                             57,314        49,234       167,845       144,516
Interest income (expense), net/other         (1,882)          984        (4,103)        3,790
                                          ---------      --------     ---------      --------
Income before income taxes                   55,432        50,218       163,742       148,306
Provision for income taxes                   20,500        19,100        60,600        56,400
                                          ---------      --------     ---------      --------
   Net income                             $  34,932      $ 31,118     $ 103,142      $ 91,906
                                          =========      ========     =========      ========

EARNINGS PER SHARE (1)
   Basic                                  $    0.24      $   0.21     $    0.71      $   0.62
   Diluted                                $    0.24      $   0.21     $    0.70      $   0.62

DIVIDENDS PAID PER SHARE (1)              $   0.016      $  0.016     $   0.048      $  0.048

AVERAGE SHARES OUTSTANDING (1)
   Basic                                    144,482       148,609       145,580       148,407
   Diluted                                  145,187       149,660       146,358       149,448

(1) Adjusted for the December 9, 1998, 5-for-4 stock split.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  (unaudited)    (audited)
                                                   March 31,      June 30,
                                                     1999           1998
                                                  ----------     ----------
ASSETS
 Cash and cash equivalents                        $   24,687     $    1,731
 Receivables, net                                    776,272        837,197
 Inventories                                         174,467        167,113
 Property, plant and equipment, net                  285,784        261,549
 Other assets                                        200,463        190,167
                                                  ----------     ----------
   Total assets                                   $1,461,673     $1,457,757
                                                  ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities         $  109,067     $  138,557
 Debt obligations                                    246,801        247,591
 Other liabilities                                   182,546        190,590
 Shareholders' equity                                923,259        881,019
                                                  ----------     ----------
   Total liabilities and shareholders' equity     $1,461,673     $1,457,757
                                                  ==========     ==========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                    1999           1998
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                        $ 103,142      $  91,906
Adjustments to reconcile net income to net cash provided
(required) by operating activities:
        Depreciation and amortization                                                13,123         10,559
        Gain on sale of installment contract receivables, net of amortization        (4,150)       (23,788)
        Provision for credit losses                                                   8,859          4,000
        Deferred income taxes                                                        (2,696)       (20,740)
        Increase in other receivables, net                                          (34,977)       (37,208)
        Increase in inventories                                                      (7,354)       (24,518)
        Decrease in accounts payable, accrued liabilities, and other                (51,778)       (15,554)
                                                                                  ---------      ---------
                Cash provided (required) from operations                             24,169        (15,343)
        Origination of installment contract receivables                            (771,466)      (534,076)
        Proceeds from sales of originated installment contract receivables          801,534        530,343
        Principal collected on originated installment contract receivables           56,876         29,221
                                                                                  ---------      ---------
                Net cash provided by operating activities                           111,113         10,145

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                    (225,434)      (213,966)
Proceeds from sales of acquired installment contract receivables                    191,618        177,200
Principal collected on acquired installment contract receivables                     38,065         21,004
Acquisition of property, plant and equipment, net                                   (37,358)       (45,870)
Decrease in restricted cash and investments                                           6,644          6,194
                                                                                  ---------      ---------
                Net cash used in investing activities                               (26,465)       (55,438)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                            (7,210)        (7,130)
Net borrowings on credit facilities                                                 (77,873)            --
Proceeds from (repayment of) long-term debt                                          77,083         (1,488)
Issuance of stock for incentive plans and other                                       2,736          6,564
Repurchase of common stock                                                          (56,428)        (4,531)
                                                                                  ---------      ---------
               Net cash used in financing activities                                (61,692)        (6,585)
                                                                                  ---------      ---------
Net increase (decrease) in cash and cash equivalents                                 22,956        (51,878)
Cash and cash equivalents at beginning of period                                      1,731         89,695
                                                                                  ---------      ---------
Cash and cash equivalents at end of period                                        $  24,687      $  37,817
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

         The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 1999, the results of its operations and its cash flows for the nine month periods ended March 31, 1999, and 1998. All such adjustments are of a normal recurring nature.

2. The results of operations for the nine months ended March 31, 1999, and 1998 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

4. Debt obligations at March 31, 1999, and June 30, 1998, are summarized as follows:

                                                   March 31,              June 30,
                                                     1999                   1998
                                                   --------               --------
         (in thousands)
         Lines of credit                           $150,000               $227,873
         Long term debt                              96,801                 19,718
                                                   --------               --------
              Total debt obligations               $246,801               $247,591

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

         On January 25, 1999, the Company entered into a committed one year $300.0 million commercial paper conduit facility to facilitate interim sales of manufactured housing contracts.

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                              Three Months Ended       Nine Months Ended
                                                   March 31,               March 31,
                                              1999         1998        1999        1998
                                            --------     --------     -------     -------
(in thousands except per share data)
Net income                                  $ 34,932     $ 31,118    $103,142    $ 91,906
Average shares outstanding
         Basic                               144,482      148,609     145,580     148,407
         Add:  common stock equivalents          705        1,051         778       1,041
                                            --------     --------     -------     -------
         Diluted                             145,187      149,660     146,358     149,448
Earnings per share
         Basic                              $    .24     $    .21    $    .71    $    .62
         Diluted                            $    .24     $    .21    $    .70    $    .62


6. During the quarter ended March 31, 1999 the Company adopted Statement of Financial Accounting Standards No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. The standard required that the Company classify mortgage-backed securities and other beneficial interests retained after a securitization in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The effect of the adoption was to reclassify certain assets totaling $20.4 million from the held to maturity category to the available for sale category. Since the amortized cost of these assets currently approximates fair value, there was no material impact on other comprehensive income from this adoption during the quarter.

PART I - - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         See pages 2 through 5.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

NINE MONTHS ENDED MARCH 31, 1999:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                               First Nine Months
                                                            Fiscal Year 1999 vs 1998
                                                            ------------------------
         Retail
                  Dollar sales                                        +28.3%
                  Number of retail centers                            +11.3%
                  Dollar sales per retail center                      +15.3%
                  Price of home                                       + 9.6%

         Wholesale
                  Dollar sales                                        + 7.6%
                  Number of independent retailers                     + 3.0%
                  Dollar sales per independent retailer               + 4.5%
                  Price of home                                       + 4.8%

         Communities
                  Dollar sales                                        -10.5%
                  Number of communities                               + 6.6%
                  Dollar sales per community                          -16.0%
                  Price of home                                       + 1.6%

Total revenues for the nine months ended March 31, 1999, increased 20% to $942 million, as manufactured housing sales rose 19% to $728 million, financial services income grew 25% to $164 million and rental and other income increased 26% to $51 million.

Net sales of the Retail group rose 28% to $466 million on a 10% rise in the average home price, an 11% increase in Company-owned sales centers, and a 5% increase in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 8% to $241 million as the number of homes sold increased 3% to 10,884. The average wholesale price to independent retailers increased 5% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group decreased 11% to $21 million as 12% less homes were sold, while the average home selling price increased 2%.

Financial services revenues increased 25%. Interest and loan servicing revenues increased $46 million, and insurance related revenues rose $6 million. Rental and other income increased 26% on a 22% rise in Communities rental income.

Loans sold through asset-backed securities totaled $813 million, compared to $673 million during the same period last year.

Financial services interest expense increased to $7 million due to higher average borrowings. Average debt collateralized by installment contract receivables dropped 29% to $14 million, while the weighted average interest rate moved from 10.33% to 10.42%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 31.7% from 31.4% which is partially attributable to a higher percentage of retail sales in the total sales mix.

Selling, general and administrative expenses, as a percent of revenues, increased to 27.7% from 27.2% in the prior year period primarily due to increased set up costs. The provision for credit losses increased to 1.2% from 0.7% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                                          Third Quarter Ended
                                                                                 March 31,
                                                                         1999               1998
                                                                         ----               ----
Total delinquencies as a percentage                           *Includes       Excludes
 of contracts outstanding:                                      Access         Access
                                                                ------         -------
         All contracts                                           2.37%          2.10%       1.81%
         Contracts originated by VMF                              N/A           2.03%       1.66%
         Contracts acquired from other institutions              3.84%          2.51%       2.61%

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

                                                                              Nine Months Ended
                                                                                   March 31,
                                                                       1999                      1998
                                                                       ----                      ----
Net losses as a percentage of average                       *Includes        Excludes
 loans outstanding (annualized):                              Access          Access
                                                             --------        --------
         All contracts                                          1.4%             1.1%             0.8%
         Contracts originated by VMF                            N/A              1.0%             0.8%
         Contracts acquired from other institutions             3.4%             2.2%             1.4%

Number of contracts in repossession:
         All contracts                                        2,065            1,644            1,507
         Contracts originated by VMF                            N/A            1,355            1,356
         Contracts acquired from other institutions             710              289              151

Total number of contracts in repossession
 as a percentage of total contracts                             1.8%             1.5%             1.5%

*In the month of May 1998 the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

The increase in inventories as of March 31, 1999, from June 30, 1998, is explained as follows:

         Manufacturing                                              Increase (decrease)
         -------------                                              -------------------
                  Finished goods                                         $   6.3
                  Raw materials                                             (9.9)

         Retail
         ------
                  Decrease in inventory levels at 273
                    Company-owned retail centers at
                    June 30, 1998                                           (2.6)
                  Inventory to stock 25 new
                    Company-owned retail centers                            12.2

         Communities
         -----------
                  Increase in inventory levels at 71
                    Communities at June 30, 1998                              .6
                  Inventory to stock four new
                    Communities                                               .8
                                                                         -------
                                                                         $   7.4
                                                                         =======

On March 31, 1999, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased to $23 million, as compared to $43 million for the same period last year.

THIRD QUARTER ENDED MARCH 31, 1999:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                                                      Third Three Months
                                                                    Fiscal Year 1999 vs 1998
                                                                    ------------------------
         Retail
                  Dollar sales                                             +16.9%
                  Number of retail centers                                 +11.4%
                  Dollar sales per retail center                           + 4.9%
                  Price of home                                            +11.0%

         Wholesale
                  Dollar sales                                             + 1.6%
                  Number of independent retailers                          + 1.3%
                  Dollar sales per independent retailer                    + 0.3%
                  Price of home                                            + 6.5%

         Communities
                  Dollar sales                                             +12.1%
                  Number of communities                                    + 8.8%
                  Dollar sales per community                               + 3.1%
                  Price of home                                            + 3.4%

Total revenues for the three months ended March 31, 1999, increased 15% to $308 million, as manufactured housing sales rose 11% to $233 million, financial services income grew 31% to $58 million and rental and other income increased 18% to $17 million.

Net sales of the Retail group rose 17% to $149 million on an 11% rise in the average home price, an 11% increase in Company-owned sales centers, offsetting a 6% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group increased 2% to $75 million as the number of floors sold remained constant. The average wholesale price to independent retailers increased 6% as a result of a shift in product mix towards multi-section homes. The Company's plant in Waycross, Georgia which was damaged by severe storms on January 2, 1999, resumed production in late April.

Net sales of the Communities group increased 12% to $9 million as 8% more homes were sold, while the average home selling price increased 3%.

Financial services revenues increased 31%. Interest and loan servicing revenues increased $14 million, and insurance related revenues rose $2 million. Rental and other income increased 18% on a 12% rise in Communities rental income.

Loans sold through asset-backed securities totaled $281 million, compared to $214 million during the same period last year.

Financial services interest expense increased to $2 million due to higher average borrowings. Average debt collateralized by installment contract receivables dropped 25% to $13 million, while the weighted average interest rate moved from 10.41% to 9.98%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 32.6% from 32.0% which is partially attributable to a higher percentage of retail sales in the total sales mix.

Selling, general and administrative expenses, as a percent of revenues, increased to 28.7% from 27.7% in the prior year period. The provision for credit losses increased to 1.5% from 1.0% of sales.

The following table sets forth write-off experience for the quarters ended March 31, 1999 and 1998:

                                                                         Third Quarter Ended
                                                                               March 31,
                                                                       1999               1998
                                                                       ----               ----
Net losses as a percentage of average                         *Includes     Excludes
 loans outstanding (annualized):                                Access       Access
         All contracts                                           1.5%         1.2%         1.0%
         Contracts originated by VMF                             N/A          1.1%         0.9%
         Contracts acquired from other institutions              4.1%         2.7%         2.1%

*In the month of May 1998 the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

Liquidity and Capital Resources

Cash at March 31, 1999, was $25.0 million as compared to $1.7 million at June 30, 1998. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper conduit facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company has committed and uncommitted lines of credit totaling $350.0 million and $62.5 million for working capital needs of which $150 million and $0 million, respectively, were outstanding at March 31, 1999. These lines of credit do not require collateral and are priced on LIBOR plus rates ranging from 0.10% to 0.40%. The committed credit lines are guaranteed by all material subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

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

On January 25, 1999, the Company entered into a committed one year $300.0 million commercial paper conduit facility to facilitate interim sales of manufactured housing contracts.

Year 2000

Many of the Company's systems and related software are Year 2000 compliant. However, the Company has in place a plan to address potential disruptions to normal business activities related to the Year 2000. Areas addressed by the plan include information systems (hardware and software), non-information systems, embedded chips, and supply chain continuance. Currently, the Company has completed the awareness and assessment stages of the project. Four out of five business units have fully tested and implemented Year 2000 solutions. Financial Services upgraded their Information Technology platform in 1991 which included Year 2000 problem solving. They have completed 92% of the system validation process. A Year 2000 Steering Committee has been established and a project leader has been assigned to oversee the process and report on a regular basis. The steering committee is chaired by the President of the Company.

Information systems, consisting of hardware and software, have been modified or replaced to ensure Year 2000 compliance. The Company's hardware consists of a mainframe, networks, and personal computers. All desktop computers utilized in mission critical functions have been tested and are in compliance. The mainframe computers are compliant with respect to the hardware and operating systems. Many of the Company's critical software systems, such as the General Ledger, Accounts Payable, Payroll, Human Resources, and Credit Application Tracking systems have been replaced by Year 2000 compliant packages. The Company tested each of these software systems using a standardized testing methodology which includes millennium testing, millennium leap year testing, and cross over year testing.

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

Through March 31, 1999 the Company has incurred approximately $250,000 in costs associated with Year 2000 compliance. The total costs are not expected to exceed $500,000 or to have a material impact on the Company's financial position, results of operations, or cash flows in future periods. Most of the hardware, software, and non-information system replacements have been due to growth of the Company and Year 2000 compliance is a byproduct of the replacement systems. The custom written software is addressed by the in-house programming staff and contract programming services. Most costs directly associated with Year 2000 compliance will be incurred during fiscal 1999.

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

PART II - - OTHER INFORMATION

ITEM 1 - There were no reportable events for Item 1 through Item 5.

ITEM 6 - Exhibits and Reports for Form 8-K.

 (a)27.  Financial Data Schedule (SEC use only)

 (b)     Reports on Form 8-K.
         Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 1999A. Filed February 19, 1999.
         Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc.
         incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-43583 pertaining to Senior Subordinate Pass-Through Certificates Series 1999A. Filed
         February 26, 1999.

                               CLAYTON HOMES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CLAYTON HOMES, INC.
                                      -------------------
                                      (Registrant)

Date:     May 12, 1999                /s/  Kevin T. Clayton
          --------------------        ------------------------------------------
                                      Kevin T. Clayton
                                      President and Chief Operating Officer


Date:     May 12, 1999                /s/  Amber W. Krupacs
          --------------------        ------------------------------------------
                                      Amber W. Krupacs
                                      Vice President, Finance and Secretary


Date:     May 12, 1999                /s/  Greg A. Hamilton
          --------------------        ------------------------------------------
                                      Greg A. Hamilton
                                      Vice President and Controller