Form 10-K
period 1999-06-30
CLAYTON HOMES INC
filed 1999-09-20
CIK 719547

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
                               --------------    ----------------

Commission file number 1-8824

                               CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                 62-1671360
------------------------------           ---------------------------------------
State or other jurisdiction of           (I.R.S. Employer Identification Number)
incorporation or organization


5000 Clayton Road
Maryville, Tennessee                     37804
------------------------------           ---------------------------------------
(Address of principal executive          (Zip Code)
offices)

Registrant's telephone number, including area code: 423-380-3000
Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                     which registered
--------------------------------------                  ------------------------
COMMON STOCK, $.10 PAR VALUE PER SHARE                  NEW YORK STOCK EXCHANGE

      Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 31, 1999, was approximately $955,496,520 (100,578,581 shares at closing price on the NYSE of $9.50).

Shares of common stock, $.10 par value, outstanding on August 31, 1999, were 140,302,550.

Exhibit index appears on pages 14-15.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K                   Documents from which portions are incorporated by reference
-----------------                   -----------------------------------------------------------
Part II (except for Item 5)         Annual Report to Shareholders for fiscal year ended June 30, 1999

Part III                            Proxy Statement relating to Company's
                                    Annual Meeting of Shareholders on October 27, 1999

                               CLAYTON HOMES, INC.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries (the Company) produce, sell, finance and insure primarily low to medium-priced manufactured homes. The Company's 19 manufacturing plants produce homes which are marketed in 31 states through 1,052 retailers, of which 306 are Company-owned sales centers and 75 are Company-owned community sales offices. Installment financing and insurance products are offered to its homebuyers and those buying from selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (VMF). The Company acts as agent, earns commissions and reinsures risks on physical damage, family protection, and home buyer protection insurance policies issued by a non-related insurance company (ceding company) in connection with its home sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Delaware corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located near Knoxville, Tennessee.

The following table indicates the percentage of revenue derived from sales by Company-owned retail centers, sales to independent retailers and financial services operations and other income for each of the last three fiscal years.

                                                     YEAR ENDED JUNE 30,
                                                   ----------------------
                                                   1999     1998     1997
                                                   ----     ----     ----
         Sales by Company-owned retail centers
            and communities ..................      53%      50%      52%
         Sales to independent retailers ......      25%      28%      28%
         Financial services and other ........      22%      22%      20%
                                                   ----     ----     ----
         Total ...............................     100%     100%     100%
                                                   ====     ====     ====

For information relating to the Company's four major business segments, see Note 10 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

Company sales reflect the seasonality of the manufactured housing industry. In recent years, approximately 30-31% of the Company's sales have occurred in its fourth quarter ended June 30.

MANUFACTURED HOMES

A manufactured home made by the Company is a factory-built, completely finished dwelling. Constructed to be transported by truck, the home is mounted on wheels attached to its frame. Manufactured homes are designed to be permanent, owner-occupied residences sited and attached to utilities.

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $10,000 to $75,000 with sizes from 500 to 2,400 square feet.

The Company markets homes under the names of Clayton and Norris. Included standard features are central heating, range, refrigerator, and color-coordinated window, wall and floor treatments. Optional features include central air conditioning, wood-burning fireplaces, hardwood floors, whirlpool tubs, entertainment systems, microwaves, dishwashers, washers and dryers, skylights and furniture.

MANUFACTURING OPERATIONS

The Company manufactures homes in 19 facilities, ranging in size from 63,000 to 194,000 square feet. See "Item 2. Properties" for a listing by location. The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced against orders received from independent and Company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 36,000 homes per year. During the fiscal year ended June 30, 1999, the Company produced 28,370 homes.

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

The Company offers one year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 1999, June 30, 1998, and June 30, 1997, amounted to approximately $16,085,000, $14,801,000, and $12,308,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $42,600,000 and $54,800,000 on June 30, 1999, and 1998, respectively. Based on the Company's production rate, approximately three weeks would be required to fill backlog orders at June 30, 1999.

SALES OF HOMES MANUFACTURED BY THE COMPANY

The following table sets forth manufacturing sales data for the number of homes shipped to Company-owned retail centers and to independent retailers, total number of homes sold, number of plants, number of independent retailers and number of Company-owned retail centers for the periods indicated.

                                                                 AT OR FOR THE YEAR
                                                                    ENDED JUNE 30,
                                                            ----------------------------
                                                             1999       1998       1997
                                                            ------     ------     ------
Number of homes sold to independent retailers .........     14,980     14,728     14,375
Number of homes shipped to Company-owned retail centers     13,364     12,922     11,455
                                                            ------     ------     ------
Total .................................................     28,344     27,650     25,830
                                                            ======     ======     ======
Number of plants operating ............................         19         18         17
Number of independent retailers .......................        671        702        663
Number of Company-owned communities ...................         75         71         67
Number of Company-owned retail centers ................        306        273        245

COMPANY RETAIL OPERATIONS

As of June 30, 1999, the Company sold homes through 306 Company-owned retail centers in 22 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously-owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.

                                                                YEAR  ENDED JUNE 30,
                                                           -------------------------------
                                                            1999        1998        1997
                                                           -------     -------     -------
Number of Company-owned retail centers ...............         306         273         245
Number of new homes sold (including homes built by the
    Company and by other manufacturers) ..............      14,894      13,250      13,425
Average retail price of new homes sold ...............     $41,173     $37,864     $34,209
Number of previously-owned homes sold ................       4,580       3,287       3,621

All of the Company-owned retail centers employ salespeople who are primarily compensated on a commission basis. The retail centers do not have administrative staffs since most administrative functions are performed at the Company's corporate headquarters.

To provide customers a wider price range of homes, the Company purchases previously-owned homes from individuals and from other retailers, as well as foreclosed homes from lenders throughout its trade territory.

Homes sold by Company-owned retail centers are delivered to the homeowners' sites by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home may include delivery and setup of the home at the retail homeowner's site. Electrical, water, and gas connections are performed by licensed technicians.

INDEPENDENT RETAILERS

In the years ended June 30, 1999, and 1998, 53% of homes manufactured by the Company were sold to its independent retailers. As of June 30, 1999, the Company supplied 671 independent retailers in 29 states with homes. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers ensure the Company that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, VMF, provides financing for retail customers of selected independent retailers with terms and conditions similar to those provided to Company-owned locations.

The Company establishes relationships with independent retailers through sales representatives from its manufacturing plants. These representatives visit independent retailers in assigned areas to solicit orders for the Company's homes. The area is generally limited to a 500 mile radius from each of the Company's manufacturing plants due to the relatively significant cost of transporting a home. Depending on the cost of the home and the manufacturing competition within the area, a home may be competitively shipped shorter or longer distances. During each of the last three fiscal years no retailer accounted for more than 2% of the Company's consolidated revenues.

The Company's independent retailers provide their own inventory financing, allowing the Company to receive payment for homes within two weeks after the home is constructed. The Company does not require agreements with its independent retailers, and the relationship between the Company and each of its independent retailers may be terminated at any time by either party. The Company believes its relationships with independent retailers are good, and has experienced relatively little turnover among independent retailers in the past several years. The Company generally has little control over the operations of independent retailers.

Typically the Company neither provides inventory financing arrangements for independent retailer purchases nor consigns homes. As is customary in the industry, lenders financing independent retailer purchases require that the Company execute repurchase agreements which provide that, in the event of retailer default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. Historically, any homes repurchased under such agreements are immediately resold to other retailers, including Company-owned retail centers, at the repurchase price. During the last five fiscal years, the Company has incurred no significant losses resulting from these contingent obligations, but there can be no assurance that losses will not occur in the future.

FINANCIAL SERVICES

The Company believes that the ability to make financing available to retail purchasers is a material factor affecting the market acceptance of its product. The Company facilitates retail sales by offering various finance and insurance programs, and by maintaining relationships with conventional lenders such as banks and finance companies for the pre-arranged sale of retail installment contracts. The following table reflects the relative percentages of homes sold by Company-owned retail centers which were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.

                                         YEAR ENDED JUNE 30,
                                       ----------------------
                                       1999     1998     1997
                                       ----     ----     ----
         VMF .....................      72%      75%      77%
         Conventional lenders ....       7%       5%       3%
         Customer arranged or cash      21%      20%      20%
                                       ----     ----     ----
         Total ...................     100%     100%     100%
                                       ====     ====     ====

VMF also purchases and originates manufactured housing installment contract receivables (also referred to as manufactured housing contracts) on an individual basis from independent retailers. Retailers submit homebuyer applications to VMF for approval and, provided that credit reports, employment verification, and income and debt analysis meet VMF's criteria, a contract purchase commitment is issued to the selling retailer.

VMF makes bulk purchases of manufactured housing contracts from banks and commercial lenders. It also performs, on behalf of other institutions, servicing of manufactured housing contracts that were not purchased or originated by VMF. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold manufactured housing contracts.

UNDERWRITING POLICIES. Retail customers of the Company who express a desire to obtain financing by or through the Company complete a credit application form which is initially reviewed by the manager of the retail center and then forwarded to VMF.

VMF's underwriting guidelines require that each applicant's credit, residence, employment history and income to debt payment ratios meet predetermined guidelines. If in the judgment of the VMF credit manager an applicant does not meet minimum underwriting criteria, there must be other determining criteria in order for an applicant to be approved. Credit managers confirm that the credit investigation gives a complete and up-to-date accounting of the applicant's creditworthiness and are encouraged to obtain second opinions on loans for relatively large dollar amounts or those which tend to rank lower in terms of underwriting criteria. Generally, the sum of the monthly installment housing obligation, which includes the manufactured home loan payment and monthly site costs, should not exceed 28% of the applicant's gross monthly income.

With respect to those homebuyers which are approved, VMF requires a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the retailer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by retail personnel, who are not appraisers but are familiar with the area in which the property is located. The average down-payment for 1999 was 17% of the purchase price, while the minimum down-payment for exceptional buyers was 5%. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees and set-up costs.

The balance of the purchase price is financed using various installment sales contracts or mortgage instruments providing for a purchase money security interest in the manufactured home and a mortgage on any real property pledged as additional collateral. Normally, the contracts provide for equal monthly payments, generally over a period of seven to thirty years at fixed or variable rates of interest. VMF believes the typical manufactured home purchaser is primarily sensitive to the amount of the monthly payment and not necessarily to the underlying interest rate.

VMF has developed financing options such as contracts with a seven-year term (compared to the industry norm of 15 to 30 years) which provide financing to its customers at a relatively lower cost. The Company offers a bi-weekly payment program which provides for 26 payments per year, allowing homebuyers the convenience of electronically drafting payments from their checking accounts. The Company believes that such financing options are attractive to the customer and improve market acceptance of its homes as well as improve delinquency and repossession experience.

During the last 12 fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company-owned retail centers. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 1999, VMF originated 30,165 contracts. At June 30, 1999, VMF was servicing approximately 135,000 contracts with an aggregate dollar amount of $3.5 billion. VMF originated or purchased approximately 120,000 of these contracts with an aggregate dollar amount of $3.2 billion. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods is as follows:

                                                               CONTRACT ORIGINATIONS
                                                                 YEAR ENDED JUNE 30,
                                                          1999           1998          1997
                                                       ----------      --------      --------
         Principal balance of contracts originated
             (in thousands) ......................     $1,085,484      $801,865      $646,624
         Number of contracts originated ..........         30,165        24,304        21,691
         Average contract size ...................     $   35,985      $ 32,993      $ 29,811
         Average interest rate ...................          10.40%        10.51%        11.10%

The following table indicates the number of loans (in thousands) serviced by VMF on the dates indicated:

                                                              LOANS SERVICED (IN THOUSANDS)
                                                                    YEAR ENDED JUNE 30,
                                                             1999          1998          1997
                                                             ----          ----          ----
         Originated and purchased loans serviced .            120           109            87
         Master servicing contracts ..............             15            17            15
                                                             ----          ----          ----
         Total ...................................            135           126           102

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans, while long-term financing is obtained through the capital markets. In fiscal 1999, VMF completed four public offerings of asset-backed securities totaling $1.3 billion. In excess of $4.1 billion of securities have been issued and sold since 1991.

VMF's capital market activity, the primary source of permanent funding for its lending activities, is in the form of asset-backed securities issued through its special purpose entity. These securities, which are sold in public markets, are collateralized by manufactured housing receivables which are either originated or acquired by VMF. Certain of these receivables are originated and subserviced by other entities. With respect to the securitized pools that contain receivables originated or acquired by other entities, VMF is servicer for all loans in the pools, with a subservicing arrangement on some loans originated or acquired from other entities.

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $2,500,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 1999, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $89,000. As of June 30, 1999, VMF was servicing 246 GNMA pools totaling $125 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition, corporate existence and employment of certain key individuals. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. At June 30, 1999, and 1998, the outstanding principal balances of these receivables totaled approximately $164 million and $188 million, respectively. The associated contingent liability is approximately $22 million and $23 million, respectively. There were no receivables sold with recourse in 1999, 1998 and 1997.

The Company believes that, as long as buyers of the Company's homes remain sensitive primarily to the amount of their monthly payments rather than interest rates and VMF is able to continue to implement its lending practices and pricing policies, changes in interest rates will not materially affect its business. There can be no assurance, however, that a significant change in interest rates will not materially affect the Company's business and financial condition.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. Certain acquired contracts are originated by banks or commercial lenders, and acquired indirectly or directly from them by VMF. The acquired contracts are purchased on the basis of underwriting criteria that may be different from and may not be as strict as VMF's underwriting criteria.

In fiscal 1994 and 1998, VMF became the servicer of 20,180 and 10,013 manufactured housing installment sales contracts with approximate principal balances of $285 million and $267 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to this portfolio. At June 30, 1999, VMF was servicing approximately 15,000 of these installment sales contracts with an approximate principal balance of $269 million.

DELINQUENCY AND REPOSSESSION EXPERIENCE. VMF performs recordkeeping and collection activities on all loans that it originates or purchases through portfolio acquisitions. Unrelated institutions purchasing the Company's installment sales contracts individually and directly from Company-owned retail centers perform their own recordkeeping and collection activities, although the Company is in some cases responsible for repossessing homes in the event such action becomes necessary. The Company has not experienced losses from contracts sold to other lenders.

Although the terms of the installment sales contracts vary according to the financial institutions which purchase the contracts, most contracts provide that the failure to make a payment as scheduled is an event of default which gives rise to the right to repossess the home. However, generally the Company does not repossess the home until payments are three months delinquent, unless the borrower does not have apparent ability to bring payments current, in which case repossession may occur sooner. The Company generally follows the same policy with respect to loans insured by the FHA or guaranteed by the VA, although the Company must also file a notice of claim within nine months after default with the agency to preserve its rights under the programs.

The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. An account is considered delinquent if any payment is past-due 30 days or more.

                                                      DELINQUENCY PERCENTAGE AT JUNE 30,
                                                    1999                  1998            1997
                                                    ----                  ----            ----
                                           *Including  Excluding *Including  Excluding
                                              Access     Access     Access     Access
                                              ------     ------     ------     ------
Total delinquencies as percentage of
   contracts outstanding
   All contracts ........................      2.07%      1.87%      3.34%      2.16%      2.08%
   Contracts originated by VMF ..........      1.84       1.84       1.98       1.98       1.99
   Contracts acquired from other
        institutions ....................      3.14       2.08       8.68       3.26       2.68

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                       LOAN LOSS/REPOSSESSION EXPERIENCE
                                                        AT OR FOR THE YEAR ENDED JUNE 30,
                                                    1999                  1998            1997
                                                    ----                  ----            ----
                                           *Including  Excluding *Including  Excluding
                                              Access     Access     Access     Access
                                              ------     ------     ------     ------
Net losses as percentage of average
     loans outstanding
     All contracts ......................       1.4%       1.2%       0.8%       0.8%       0.2%
     Contracts originated by VMF ........       1.0%       1.0%       0.8%       0.8%       0.0%
     Contracts acquired from other
          institutions ..................       3.7%       3.7%       1.8%       1.7%       1.8%
Number of contracts in repossession
       Total ............................     1,857      1,514      1,682      1,343        937
       Contracts originated by VMF ......     1,374      1,374      1,229      1,229        885
       Contracts acquired from other
          Institutions ..................       483        140        453        114         52
Total number of contracts in repossession
       as percentage of total contracts .      1.54%      1.27%      1.54%      1.33%      0.87%

         * In May 1998, the Company purchased $245 million in loans from Access Financial Lending Corporation (Access) and contracted to service an additional $267 million - for a total of $512 million in servicing.

The Company pays the unpaid balance of an installment sales contract for which it is liable upon repossession of the home. The Company believes that as long as it is able to sell repossessed homes promptly at satisfactory prices, the costs associated with remarketing the foreclosed homes can be largely recovered. There can be no assurance that the Company's future results with respect to the payoff and resale of repossessed homes will be consistent with its past experience. See
Note 5 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

INSURANCE OPERATIONS. The Company acts as agent on physical damage, family protection, and home buyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 1999, the Company acted as the agent on physical damage, family protection, and home buyer protection policies on approximately 69%, 54%, and 76%, respectively, of Company retail sales. Physical damage and home buyer protection plan policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPAC), a wholly-owned subsidiary of the Company.

The family protection insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLAC), Midland States Life Insurance Company (MSLC) and Eastern States Life Insurance Company (ESLC), which are majority-owned subsidiaries of the Company.

MANUFACTURED HOUSING COMMUNITIES

The Company owns and operates 75 manufactured home communities in 12 states. These communities provide attractive living environments to residents leasing sites for manufactured homes, many of which are built and sold by the Company. In addition, these communities also lease sites to residents who already own their homes. Some communities also lease or rent Company-owned manufactured homes and the sites.

In fiscal 1999 the Communities group purchased or developed 383 home sites in 4 communities and added 361 sites at existing locations, bringing total sites owned to 19,708 at June 30, 1999, a 4% increase from the prior year. See "Item
2. Properties." Communities' overall revenues were up 11.5% in 1999. Rental revenues rose 18.8% and sales increased 2.5%. The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:

                                        JUNE 30,
                          1999            1998            1997
                         ------          ------          ------
Home sites owned         19,708          18,964          17,797
Occupancy rate               73%             72%             70%

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

The Company is subject to the Magnuson-Moss Warranty Improvement Act which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations. Insurance agency activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act. Sales practices are governed at both the federal and state level through various consumer protection trade practices and public accommodation laws and regulations.

VPAC and VLAC are subject to insurance and other regulations of the British Virgin Islands. MSLC and ESLC are subject to insurance and other regulations of the Turks and Caicos Islands.

COMPETITION

The manufactured housing industry is highly competitive at the manufacturing, retail and finance levels in terms of price, service, delivery capabilities and product performance. There are many firms in direct competition with the Company. The Company believes it has a competitive advantage over firms which do not have manufacturing, retailing and financing capabilities. Since the Company's homes are a form of low-cost housing, they compete with other forms of such housing including apartments and conventionally-built and prefabricated homes. Some of the Company's competitors are larger and have significant financial resources while other competitors are quite small in relation to the size of the Company. The capital requirements for entry into both the manufacturing and retail segments are relatively small, with financing available to them. The Company is not able to estimate the total number of competitors in its marketing area.

EMPLOYEES

As of June 30, 1999, the Company employed 7,292 persons. Of these, 2,028 were employed in retail sales, 4,169 in manufacturing, 565 in financial services, 449 in communities and 81 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

ITEM 2. PROPERTIES.

The Company's Financial Services operations and executive offices are located near Knoxville, Tennessee in a wholly-owned, two-story building with 135,000 square feet of space. The following table sets forth the properties which the Company uses for its manufacturing operations and locations of its manufactured housing communities. All of the buildings used for manufacturing operations are constructed of fabricated metal on a concrete slab.

LOCATION OF PROPERTY

MANUFACTURING OPERATIONS      APPROXIMATE         MANUFACTURING OPERATIONS      APPROXIMATE
                              SQUARE FEET                                       SQUARE FEET
Owned by company                                  Owned by company

  Arizona                                           Tennessee (continued)
           El Mirage            123,000                      Rutledge                 87,000
  Georgia                                                    Bean Station #1         114,000
           Waycross             100,000                      Bean Station #2         137,000
  North Carolina                                             Andersonville           128,000
           Henderson            112,000                      White Pine              137,000
           Oxford                92,000             Texas
           Richfield            194,000                      Waco #1                 148,000
  Tennessee                                                  Waco #2                  99,000
           Maynardville         110,000                      Bonham                  117,000
           Savannah #1          104,000                      Sulphur Springs         113,000
           Savannah #2          109,000           Leased
           Ardmore              100,000             Halls, Tennessee                  63,000

COMMUNITIES                      APPROXIMATE      COMMUNITIES                      APPROXIMATE
                                   ACRES                                             ACRES

Owned by company                                  Owned by company

  Arizona                                           Tennessee
           El Mirage                  35                     Farragut                 23
           Glendale                   14                     Knoxville (3)           147
           Phoenix                    47                     LaVergne                 76
  Florida                                                    Millington               29
           Gainesville (2)           132                     Morristown               12
           Jacksonville (5)          330                     Maryville (2)            67
           Kissimmee                  41                     Powell                   23
           Mulberry (2)               91                     Rockford                 13
           Princeton                  37                     Sevierville             115
           Tallahassee                39                     Smyrna                   26
  Georgia                                                    Tullahoma                18
           Douglasville (2)           97            Texas
  Iowa                                                       Arlington                39
           Carter Lake                41                     Dallas (3)              130
  Michigan                                                   Denton (3)              201
           Kalamazoo                 126                     Fort Worth (4)          154
  Missouri                                                   Flower Mound             18
           Independence               90                     Greenville               36
  North Carolina                                             Houston (3)             153
           Greensboro                 83                     Humble                   55
  Oklahoma                                                   Little Elm               86
           Edmond                     37                     Pearland                 45
           Enid                       20                     San Angelo               90
           Lawton                     38                     San Antonio (5)         240
           Midwest City               25                     Schertz                  71
           Norman                     44                     Wylie (2)               179
           Oklahoma City (2)         116            Virginia
  South Carolina                                             Evington                 70
           Columbia                   97                     Blacksburg               38
           Florence (2)               97

The Company-owned retail centers are three to four acre sites with a special manufactured office unit serving as the sales office. The remainder of the retail center site is devoted to the display of homes. Of the 306 retail centers, 145 are owned and 161 occupy leased property. The Company does not believe that any individual retail sales center property is material to its overall business.

All of the properties described above are well maintained and suitable for the purposes for which they are being used. The Company believes that its properties are adequate for its near-term needs.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for fiscal years 1999 and 1998, respectively, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                            Fiscal 1999           Fiscal 1998
                            -----------           -----------
       Quarter Ended      High        Low       High        Low

         September     $   16.35  $   12.35  $   15.00  $   11.40
         December          13.81      10.80      15.55      12.60
         March             15.19      10.69      17.05      13.00
         June              13.25      10.69      17.90      13.65

(b) As of August 31, 1999, there were 12,041 holders of record (approximately 62,000 beneficial holders) of the Company's Common Stock.

(c) It is the policy of the Board of Directors of the Company to reinvest substantially all earnings in the business. The Board of Directors initiated the payment of cash dividends at the November 9, 1994 shareholders meeting of $.02 per share per quarter, amounting to $0.016 per share on a split-adjusted basis following the December 1998 stock split. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. Additionally, certain of the Company's financing agreements have various covenants that restrict payments which may be made for dividends and other stock transactions.

The following portions of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM 6. SELECTED FINANCIAL DATA.

Eleven Year Review on page 12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk on page 14.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 - Quarterly Results (unaudited) on page 12.
 - Consolidated Balance Sheets on page 16.
 - Report of Independent Accountants on page 16.
 - Consolidated Statements of Income on page 17.
 - Consolidated Statements of Shareholders' Equity on page 17.
 - Consolidated Statements of Cash Flows on page 18.
 - Notes to the Consolidated Financial Statements on pages 19-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS OF THE COMPANY

Name                        Age     Position
Kevin T. Clayton            36      Chief Executive Officer, President, and President, Financial Services (a)

David M. Booth              46      Executive Vice President and President, Retail Group (b)

Richard D. Strachan         57      Executive Vice President and President, Manufacturing Group (c)

Allen Morgan                52      Vice President and General Manager, Communities (d)

Amber W. Krupacs            35      Vice President Finance (e)

Greg A. Hamilton            41      Vice President and Controller (f)

(a) Mr. Clayton has been President of Financial Services since 1995. Prior to that time, he served in various management positions with the Company. In August 1997, he was named President and Chief Operating Officer of the Company. In July 1999, he was named Chief Executive Officer.

(b) Mr. Booth has been Executive Vice President of the Company since 1997 and President of Retail since 1995. Prior to that time, he served as Executive Vice President of Retail and in other management positions with the Company.

(c) Prior to joining the Company in 1994, Mr. Strachan was President and Chief Operating Officer of the Visador Company from 1989 to 1994. He was named Vice President of the Company and President of the Manufacturing Group in August 1997. In August 1998, he was named Executive Vice President of the Company.

(d) Prior to joining the Company in 1998, as General Manager of the Communities Group, Mr. Morgan was Superintendent of Knox County, Tennessee Schools from 1992 to 1998. In September 1999, he was named Vice President of the Company.

(e) In August 1998, Ms. Krupacs was named Vice President Finance. She joined the Company in December 1993 as Tax Manager. From August 1998 through August 1999, she served as Secretary.

(f) Mr. Hamilton joined the Company in February 1997 as Corporate Controller and was named Vice President and Controller of the Company in August 1998. From 1984 to 1997, he served in various finance and accounting positions with Philips Consumer Electronics Company.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1.   Financial Statements: (Included in Annual Report - Exhibit 13).

               The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 1999 Annual Report to Shareholders for the year ended June 30, 1999.

               Report of Independent Accountants.

               Consolidated Balance Sheets - June 30, 1999 and 1998.

               Consolidated Statements of Income - years ended June 30, 1999, 1998 and 1997.

               Consolidated Statements of Shareholders' Equity - years ended June 30, 1999, 1998 and 1997.

               Consolidated Statements of Cash Flows - years ended June 30, 1999, 1998 and 1997.

               Notes to the Consolidated Financial Statements.

     3.   Exhibits:

          3.   (a)  Restated charter as amended. (F)

               (b)  Bylaws. (H)

          4.   (a)  Specimen stock certificates. (H)

               (b) The Company agrees to furnish to the Commission, upon request, instruments relating to the long term debt of the Company or its subsidiaries.

          10. (a) Lease Agreement, dated June 29, 1972, as amended, between Clayton Homes, Inc. and Dean Planters Warehouse, Inc. (A) (subsequently assigned to CLF, a limited partnership which includes a related party).

              *(b)  Clayton Homes, Inc. 1983 Stock Option Plan. (A)

              *(c)  Clayton Homes, Inc. 1985 Stock Option Plan. (C)

              *(d)  1991 Employees Stock Option Plan. (D)

              *(e)  Clayton Homes, Inc. 1997 Employees Stock Incentive Plan. (G)

              *(f)  Director's Equity Plan. (H)

              *(g)  Director's Equity Plan. (H)

              *(h)  Director's Equity Plan. (I)

              *(i)  Director's Equity Plan. (E)

              *(j)  1996 Outside Directors Equity Plan. (F)

          13.  Annual Report to Shareholders for year ended June 30, 1999. (B)

          21.  List of Subsidiaries of the Registrant (filed herewith).

          23.  Consent of independent accountants (filed herewith).

          27.  Financial Data Schedule (for SEC use only).

----------

(A) Filed as Exhibits to Registration Statement on Form S-1 (SEC File No. 2-83705) and incorporated by reference thereto.

(B) For the information of the Commission only, except to the extent of portions specifically incorporated by reference.

(C) Filed with Registration Statement on Form S-8 (SEC File No. 33-7156) and incorporated by reference thereto.

(D) Filed with Registration Statement on Form S-8 (SEC File No. 333-83565) and incorporated by reference thereto.

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

(H) Filed with the Company's Form 10K for the fiscal year ended June 30, 1998, and incorporated by reference thereto.

(I) Filed in electronic format only. The Company will provide full written copies of the exhibits to any eligible shareholder who may request them. Request for copies should be mailed to Clayton Homes, Inc., Attn Investor Relations, Box 15169, Knoxville, TN 37901.

 *   Management and Director's Compensation plans.

----------

(b)  Reports on Form 8-K.
     Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 1998. Filed May 21, 1999, and May 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alcoa, State of Tennessee, on September 20, 1999.

                                        CLAYTON HOMES, INC.

                                        By: /s/ Kevin T. Clayton
                                            ------------------------------------
                                            Kevin T. Clayton
                                            Chief Executive Officer, President
                                            and President, Financial Services

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ James L. Clayton                  September 20, 1999       Chairman of the Board
------------------------------------
James L. Clayton


/s/ Kevin T. Clayton                  September 20, 1999       Chief Executive Officer, President
------------------------------------                           and President, Financial Services
Kevin T. Clayton                                               (Principal Executive Officer)



/s/ Amber W. Krupacs                  September 20, 1999       Vice President Finance
------------------------------------
Amber W. Krupacs


/s/ Greg A. Hamilton                  September 20, 1999       Vice President and Controller
------------------------------------
Greg A. Hamilton


/s/ B. Joe Clayton                    September 20, 1999       Director
------------------------------------
B. Joe Clayton


/s/ Dan W. Evins                      September 20, 1999       Director
------------------------------------
Dan W. Evins


/s/ Wilma H. Jordan                   September 20, 1999       Director
------------------------------------
Wilma H. Jordan


/s/ John J. Kalec                     September 20, 1999       Director
------------------------------------
John J. Kalec


/s/ Thomas N. McAdams                 September 20, 1999       Director
------------------------------------
Thomas N. McAdams


/s/ C. Warren Neel                    September 20, 1999       Director
------------------------------------
C. Warren Neel