Form 10-Q
period 1999-09-30
CLAYTON HOMES INC
filed 1999-11-12
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   September  30,  1999
                                     --------------------

COMMISSION  FILE  NUMBER   1-8824
                           ------

                             CLAYTON  HOMES,  INC.
                             ---------------------

             (Exact name of registrant as specified in its charter)

Delaware                                62-1671360
--------                                ----------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification
 incorporation  or  organization)        Number)

5000  Clayton  Road
Maryville,  Tennessee                                            37804
---------------------                                            -----
(Address  of  principal  executive  offices)                   (zip  code)

                865-380-3000
                ------------
(Registrant's  telephone  number,  including  area  code)

    Indicate  by  check  mark  whether  the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes  X  No.
                                                       --

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of common stock $.10 par value, outstanding on September 30, 1999 -139,938,297.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)


                                                            Three  Months  Ended
                                                               September  30,

                                                               1999       1998
                                                               ----       ----
REVENUES
  Net sales                                                 $265,740   $247,192
  Financial services                                          54,348     50,999
  Rental and other income                                     17,209     16,495
                                                            --------   ---------
    Total revenues                                           337,297    314,686
                                                            --------   ---------

COSTS AND EXPENSES
  Cost of sales                                              178,483    171,662
  Selling, general and administrative                         98,248     84,325
  Financial services interest                                    289      2,450
  Provision for credit losses                                  4,000      2,559
                                                            --------   ---------
    Total expenses                                           281,020    260,996
                                                            --------   ---------
OPERATING INCOME                                              56,277     53,690
Interest income (expense), net/other                             147       (993)
                                                            ---------  ---------
Income before income taxes                                    56,424     52,697
Provision for income taxes                                    20,900     19,500
                                                            --------    --------
   Net income                                              $  35,524  $  33,197
                                                           =========   =========

NET INCOME PER COMMON SHARE (1)
   Basic                                                     $  0.25     $  0.23
   Diluted                                                      0.25        0.22

DIVIDENDS PAID PER SHARE (1)                                 $ 0.016     $ 0.016

AVERAGE SHARES OUTSTANDING (1)
   Basic                                                     141,040     146,961
   Diluted                                                   141,413     147,955

(1)  Adjusted for the December 9, 1998 5-for-4 stock split.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     (unaudited)       (audited)
                                                    September  30,     June  30,
                                                         1999             1999
                                                         ----             ----
ASSETS
 Cash and cash equivalents                          $    4,913       $    2,680
 Receivables, net                                      685,283          707,888
 Inventories                                           180,447          184,444
 Property, plant and equipment, net                    295,939          291,503
 Other assets                                          244,980          230,730
                                                    ----------       -----------
   Total assets                                     $1,411,562       $1,417,245
                                                    ==========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued liabilities           $  129,038       $  130,579
 Debt obligations                                       95,655           96,477
 Other liabilities                                     233,100          242,421
                                                    ----------       -----------
   Total Liabilities                                   457,793          469,477
SHAREHOLDERS' EQUITY
 Accumulated other comprehensive income                 (2,318)            (821)
 Other shareholders' equity                            956,087          948,589
                                                    ----------       -----------
   Total shareholders' equity                          953,769          947,768
                                                    ----------       -----------
   Total liabilities and shareholders' equity       $1,411,562       $1,417,245
                                                    ==========       ===========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                    Three  Months  Ended
                                                                                       September  30,
                                                                                      1999        1998
                                                                                      ----        ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
Net  Income                                                                      $  35,524   $  33,197
Adjustments to reconcile net income to net cash
  used in operating activities:
        Depreciation and amortization                                                4,990       4,243
        Gain on sale of installment contract receivables, net of amortization         (311)     (1,591)
        Provision for credit losses                                                  4,000       2,559
        Deferred income taxes                                                       (4,710)     (1,500)
        Decrease (increase) in other  receivables, net                              23,301     (17,945)
        Decrease in inventories                                                      3,997      17,721
        Decrease in accounts payable, accrued liabilities, and other               (32,353)    (34,828)
                                                                                 ----------  ----------
                Cash provided by operations                                         34,438       1,856
        Origination of installment contract receivables                           (264,435)   (238,929)
        Proceeds from sales of originated installment contract receivables         197,925     197,489
        Principal collected on originated installment contract receivables          11,161       5,500
                                                                                 ----------  ----------
                Net cash used in operating activities                              (20,911)    (34,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                    (32,388)    (57,336)
Proceeds from sales of acquired installment contract receivables                    77,191      55,606
Principal collected on acquired installment contract receivables                     6,161       1,953
Acquisition of property, plant and equipment                                        (9,426)    (13,931)
Decrease (increase) in restricted cash                                              10,454      (5,463)
                                                                                 ----------  ----------
                Net cash provided by (used in) investing activities                 51,992     (19,171)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                           (2,351)     (2,386)
Net borrowings on credit facilities                                                     --     103,377
Proceeds from (repayment of) long-term debt                                           (822)      4,161
Issuance of stock for incentive plans and other                                        947         848
Repurchase of common stock                                                         (26,622)    (43,228)
                                                                                 ----------  ----------
               Net cash provided by (used in) financing activities                 (28,848)     62,772
                                                                                 ----------  ----------

Net increase in cash and cash equivalents                                            2,233       9,517
Cash and cash equivalents at beginning of period                                     2,680       1,731
                                                                                 ----------  ----------
Cash and cash equivalents at end of period                                       $   4,913   $  11,248
                                                                                 ==========  ==========

   (See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its wholly and majority owned subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 1999.

       The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 1999, the results of its operations and its cash flows for the three month periods ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature.

2. The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

4. The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

        A committed one year $300 million commercial paper conduit facility is utilized to facilitate interim sale of manufactured housing contracts.

5. Reconciling items in excess of bank balances have been reclassified to Accounts payable and accrued liabilities.

6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:




                                                        Three  Months  Ended
                                                           September  30,
                                                        1999            1998
                                                        ----            ----
(in thousands except per share data)
Net income                                            $ 35,524        $ 33,197
Average shares outstanding
  Basic                                                141,040         146,961
  Add:  common stock equivalents                           373             994
                                                      --------        --------
  Diluted                                              141,413         147,955
Earnings per share
             Basic                                    $    .25        $    .23
             Diluted                                  $    .25        $    .22

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (UNAUDITED)

7. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three month periods ended September 30, 1999 and 1998:



                                          Three Months Ended
                                             September 30,
(in thousands)                             1999         1998
                                          -----         ----
REVENUES
  Retail                         $      192,994   $  174,214
  Manufacturing                         159,250      151,543
  Financial Services                     44,943       44,962
  Communities                            21,511       16,526
  Intersegment sales                    (81,401)     (72,559)
                                 ---------------  -----------
   Total Revenues                $      337,297   $  314,686

INCOME FROM OPERATIONS
  Retail                         $       15,409   $   15,200
  Manufacturing                          15,371       17,728
  Financial Services                     25,194       25,490
  Communities                             3,268        2,660
  Eliminations/Other                     (2,965)      (7,388)
                                 ---------------  -----------
   Total Income from operations  $       56,277   $   53,690

CAPITAL EXPENDITURES
  Retail                         $        3,009   $    2,734
  Manufacturing                           3,318        4,100
  Financial Services                        105          294
  Communities                             2,943        6,464
  Eliminations/Other                         51          339
                                 ---------------  -----------
   Total Capital expenditures    $        9,426   $   13,931



                                          As of September 30,
                                           1999         1998
                                          -----         ----

IDENTIFIABLE ASSETS
  Retail                         $      245,974   $  206,267
  Manufacturing                          87,425       75,757
  Financial Services                    873,933    1,016,667
  Communities                           178,756      173,066
  Eliminations/Other                     25,474       53,464
                                 ---------------  -----------
   Total Identifiable assets     $    1,411,562   $1,525,221


PART  I  -  -  FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  5.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of Operations.
             -----------------------

THREE  MONTHS  ENDED  SEPTEMBER  30,  1999:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                              First  Three  Months
                                          Fiscal  Year  2000  vs  1999
                                          ----------------------------

Retail
      Dollar sales                                  +11.6%
      Number of retail centers                      +11.0%
      Dollar sales per retail center                + 0.6%
      Price of home                                 +11.4%

Wholesale
      Dollar sales                                  - 4.9%
      Number of independent retailers               - 3.6%
      Dollar sales per independent retailer         - 1.4%
      Price of home                                 + 5.8%

Communities
      Dollar sales                                  +68.5%
      Number of communities                         + 4.9%
      Dollar sales per community                    +60.6%
      Price of home                                 + 8.0%

Total revenues for the three months ended September 30, 1999, increased 7% to $337 million, as manufactured housing sales rose 8% to $266 million, financial services income grew 7% to $54 million and rental and other income increased 4% to $17 million.

Net sales of the Retail group rose 12% to $178 million on an 11% rise in the average home price and an 11% increase in Company-owned sales centers. A 10% decrease in the average number of homes sold per sales center was partially attributable to a change in mix toward multi-section units.

Net sales of the Manufacturing group decreased 5% to $78 million as the number of homes sold decreased 10% to 3,419. The average wholesale price to independent retailers increased 6% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group increased 68% to $10 million as 56% more homes were sold, while the average home selling price increased 8%.

Within financial services revenues, interest and loan servicing revenues decreased $.5 million, and insurance related revenues rose $1 million. Rental and other income increased 4% on an 8% rise in Communities rental income.

Loans sold through asset-backed securities totaled $356 million, compared to $244 million during the same period last year.

Financial services interest expense decreased to $.3 million. Average debt collateralized by installment contract receivables dropped 17% to $12 million, while the weighted average interest rate dropped to 9.4% from 10.4%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 32.8% from 30.6% which is attributable to a shift in mix to multi-section units.

Selling, general and administrative expenses, as a percent of revenues, increased to 29.1% from 26.8% in the prior year period, primarily due to increased set up costs associated with the shift in mix to multi-section units as well as sales of larger homes. The provision for credit losses increased to 1.5% from 1.0% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                             September  30,
                                                         1999               1998
                                                         ----               ----
Total  delinquency  as  a  percentage
 of  contracts  outstanding:
     All  contracts                                     2.53%              3.67%
     Contracts  originated  by  VMF                     2.13%              2.85%
     Contracts  acquired  from  other  institutions     4.01%              7.13%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.


                                                          Three  Months  Ended
                                                             September  30,
                                                        1999                1998
                                                        ----                ----

Net losses as a percentage of average
 loans outstanding (annualized):
     All contracts                                      1.4%                1.2%
     Contracts originated by VMF                        1.2%                0.9%
     Contracts acquired from other institutions         3.2%                2.9%

Number of contracts in repossession:
     All contracts                                     1,977              1,848
     Contracts originated by VMF                       1,567              1,309
     Contracts acquired from other institutions          410                539

Total number of contracts in repossession
 as a percentage of total contracts                     1.6%                1.7%

The overall decrease in inventories as of September 30, 1999, from June 30, 1999, is explained as follows:

(in millions)
Manufacturing                             Increase (decrease)
-------------                            --------------------
    Finished goods                                    $  6.8
    Raw materials                                       (9.6)

Retail
------
    Decrease in inventory levels at 306
      Company-owned retail centers at
      June 30, 1999                                     (2.8)
    Inventory to stock four
      new Company-owned retail centers                   2.3

Communities
-----------
    Decrease in inventory levels at 75
      Communities at June 30, 1999                      (0.8)
    Inventory to stock one new
      Community                                           .1
                                                      -------
                                                      $ (4.0)
                                                      =======

On September 30, 1999, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased to $33 million, as compared to $54 million for the same period last year.

Liquidity  and  Capital  Resources
----------------------------------

Cash at September 30, 1999, was $4.9 million as compared to $2.7 million at June 30, 1999. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper conduit facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

At September 30, 1999 and June 30, 1999, the Company had short-and long-term debt outstanding of $0 and $95.7 million and $0 and $96.4 million, respectively. Short-term debt available consists of $150 million committed and $62.5 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR plus rates ranging from 0.10% to 0.40%. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

A committed one year $300 million commercial paper conduit facility is utilized to facilitate interim sale of manufactured housing contracts.

Year  2000
----------

Management believes the majority of the Company's mission critical systems and related software are Year 2000 compliant. The Company has executed a plan to address potential disruptions to normal business activities related to the Year 2000. Areas addressed by the plan include information systems (hardware and software), non-information systems, embedded chips, and supply chain continuance. Currently, the Company has completed its mission critical Year 2000 projects and based on the test results of these systems, management believes the operation of the Company will not be materially impacted by the new millennium. At this point, the Company believes that any problems relating to the Year 2000 will be manifested as minor inconveniences and reasonable precautions have been taken to prevent major disruptions to normal business activities.

Information systems, consisting of hardware and software, have been modified or replaced to ensure Year 2000 compliance. The Company's hardware consists of a mainframe, networks and personal computers. All desktop computers utilized in mission critical functions have been tested and are in compliance. The mainframe computers are compliant with respect to the hardware and operating systems. Many of the Company's critical software systems, such as the general ledger, accounts payable, payroll, human resources, and credit application tracking systems have been replaced by Year 2000 compliant packages. The Company tested each of these software systems using a standardized testing methodology which includes millennium testing, millennium leap year testing and cross over year testing.

Non-information systems at corporate such as HVAC, elevator, phone, security, vaults, and computer rooms are Year 2000 compliant as a direct result of building a new Corporate office. Similar equipment at field locations is not dependent on embedded chip technologies and is not considered an area of material exposure.

The Company has completed its survey of major suppliers and vendors of raw materials for Year 2000 compliance. The Company is not directly dependent on electronic data interchange (EDI) for the purchase of raw materials, though some of the Company's suppliers may be. Moreover, the bulk of raw materials (mostly lumber) is readily available from other suppliers. Possible interruptions in the supply chain can be circumvented by purchasing raw materials from an alternate local supplier. Responses from the Company's surveys provide assurance that our critical suppliers, including Financial Services providers, will be compliant.

Through September 30, 1999, the Company has incurred approximately $250,000 in costs associated with Year 2000 compliance. The total costs are not expected to exceed $500,000 or to have a material impact on the Company's financial position, results of operations, or cash flows in future periods. Most of the hardware, software, and non-information system replacements have been due to growth of the Company and Year 2000 compliance is a by-product of the replacement systems. The custom written software is addressed by the in-house programming staff and contract programming services. Most costs directly associated with Year 2000 compliance were incurred during fiscal 1999.

Contingency plans, both short- and long-term, for critical processes for each business unit have been developed. To mitigate any unexpected problems with the Year 2000, plans could include but are not limited to: (1) rapid transitions to alternative suppliers of services and materials, (2) replacement of errant equipment or software, (3) manual ledgers, (4) increased work hours by Company personnel, (5) temporary personnel, (6) outsourcing and (7) routine backup of critical data to different platforms. While contingency plans have been developed, opportunities for refinement and improvements will be incorporated into each business unit's contingency plan throughout 1999. Should the Company be required to execute a long-term contingency plan, an adverse material effect to operations could result.

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

New  Accounting  Pronouncements
-------------------------------

In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company will adopt the provisions of SOP 98-1 in its fiscal year ending June 30, 2000, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position, or cash flows.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs. It requires start-up activities and organization costs to be expensed as incurred. The adoption of this standard is not expected to have a material impact on the Company's
reported results of operations, financial position  or  cash   flows.


In  June  1998,  the  FASB   issued  SFAS  No. 133,
Accounting  for  Derivatives and Financial  Instruments  and Hedging Activities.
SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, Deferral of the Effective Date of SFAS 133, which amends SFAS 133 by deferring the effective date to fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

Forward  Looking  Statements
----------------------------

Certain statements in this quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks fall generally within three broad categories consisting of industry factors, management expertise, and government policy and economic conditions. Industry factors include such matters as potential periodic inventory adjustments by both captive and independent retailers, general or seasonal weather conditions affecting sales and revenues, catastrophic events impacting insurance reserves, cost of labor and/or raw materials and industry consolidation trends creating fewer but stronger competitors capable of sustaining competitive pricing pressures.

Management expertise is affected by management's overall ability to anticipate and meet consumer preferences, maintain successful marketing programs, continue quality manufacturing output, keep a strong cost management oversight, meet the Year 2000 compliance plan, and project stable gain on sale accounting assumptions. Lastly, management has the least control over government policy and economic conditions such as prevailing interest rates, capital market liquidity, government monetary policy, stable regulation of manufacturing standards, consumer confidence, favorable trade policies, and general prevailing economic and employment conditions.

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Item  1  through  Item  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

   (a)      27.  Financial  Data  Schedule  (SEC  use  only)

   (b)           Reports  on  Form  8-K.
                 Clayton Homes, Inc./Vanderbilt Mortgage & Finance,  Inc. Senior
                 Subordinate  Pass-Through  Certificates   Series  1999C.  Filed
                 August 18,  1999.

                               CLAYTON HOMES, INC.
                               -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLAYTON  HOMES,  INC.
                              ---------------------
                              (Registrant)


Date:           November  12,  1999     /s/  Kevin  T.  Clayton
               -------------------     -----------------------------------------
                                       Kevin  T.  Clayton
                                       Chief  Executive  Officer  and  President



Date:           November  12,  1999    /s/  Amber  W.  Krupacs
                -------------------    ----------------------------------------
                                       Amber  W.  Krupacs
                                       Vice  President  Finance



Date:           November  12,  1999    /s/  Greg  A.  Hamilton
                -------------------    -----------------------------------------
                                       Greg  A.  Hamilton
                                       Vice  President  and  Controller