Form 10-Q
period 1999-12-31
CLAYTON HOMES INC
filed 2000-02-11
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   December  31,  1999
                                     -------------------

COMMISSION  FILE  NUMBER   1-8824
                           -------

                             CLAYTON  HOMES,  INC.
                          --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                62-1671360
--------                                ----------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification
 incorporation  or  organization)        Number)

5000  Clayton  Road
Maryville,  Tennessee                                              37804
---------------------                                        -----------------
(Address  of  principal  executive  offices)                   (zip  code)

   865-380-3000
 ----------------
(Registrant's  telephone  number,  including  area  code)

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

    Shares of common stock $.10 par value, outstanding on December 31, 1999 -139,653,613.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                       Three Months Ended      Six Months Ended
                                          December 31,            December 31,

                                         1999      1998       1999      1998
                                       --------  ---------  --------  ---------
REVENUES
Net sales                              $234,466  $247,407   $500,206  $494,599
Financial services                       57,570    54,851    111,918   105,850
Rental and other income                  17,123    16,862     34,332    33,357
                                       --------  ---------  --------  ---------
Total revenues                          309,159   319,120    646,456   633,806
                                       --------  ---------  --------  ---------
COSTS AND EXPENSES
Cost of sales                           154,559   168,413    333,042   340,075
Selling, general and administrative      94,378    88,357    192,626   172,682
Financial services interest                 271     2,809        560     5,259
Provision for credit losses               4,400     2,700      8,400     5,259
                                       --------  ---------  --------  ---------
Total expenses                          253,608   262,279    534,628   523,275
                                       --------  ---------  --------  ---------
OPERATING INCOME                         55,551    56,841    111,828   110,531
Interest income (expense), net/other        280    (1,228)       427    (2,221)
                                       --------  ---------  --------  ---------
Income before income taxes               55,831    55,613    112,255   108,310
Provision for income taxes               20,600    20,600     41,500    40,100
                                       --------  ---------  --------  ---------
Net income                             $ 35,231  $ 35,013   $ 70,755  $ 68,210
                                       ========  =========  ========  =========
NET INCOME PER COMMON SHARE (1)
Basic                                  $   0.25  $   0.24   $   0.50  $   0.47
Diluted                                    0.25      0.24       0.50      0.46
DIVIDENDS PAID PER SHARE (1)           $  0.016  $  0.016   $  0.032  $  0.032
AVERAGE SHARES OUTSTANDING (1)
Basic                                   140,005   144,658    140,523   146,118
Diluted                                 140,342   145,364    140,886   146,932

(1)  Adjusted  for  the  December  9,  1998,  5-for-4  stock  split.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                           (unaudited)   (audited)
                                           December 31,   June 30,

                                               1999         1999
                                            -----------  -----------
ASSETS
Cash and cash equivalents                   $   32,581   $    2,680
Receivables, net                               583,953      707,888
Inventories                                    202,360      184,444
Property, plant and equipment, net             300,427      291,503
Other assets                                   255,112      230,730
                                            -----------  -----------
Total assets                                $1,374,433   $1,417,245
                                            ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities    $   72,281   $  130,579
Debt obligations                                94,834       96,477
Other liabilities                              224,199      242,421
                                            -----------  -----------
Total liabilities                           $  391,314   $  469,477
SHAREHOLDERS' EQUITY
Accumulated other comprehensive income          (3,122)        (821)
Other shareholders' equity                     986,241      948,589
                                            -----------  -----------
Total shareholders' equity                     983,119      947,768
                                            -----------  -----------
Total liabilities and shareholders' equity  $1,374,433   $1,417,245
                                            ===========  ===========

(See  accompanying  notes  to  the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                         Six Months Ended
                                                                            December 31,

                                                                          1999        1998
                                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  70,755   $  68,210
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization                                              9,993       8,585
Gain on sale of installment contract receivables, net of amortization     (2,386)     (3,243)
Provision for credit losses                                                8,400       5,259
Deferred income taxes                                                     (3,707)     (2,565)
Decrease (increase) in other receivables, net                             44,362     (22,647)
Decrease (increase) in inventories                                       (17,916)      3,180
Decrease in accounts payable, accrued liabilities, and other            (122,708)    (60,962)
                                                                       ----------  ----------
Cash used in operations                                                  (13,207)     (4,183)
Origination of installment contract receivables                         (503,747)   (520,140)
Proceeds from sales of originated installment contract receivables       556,424     410,215
Principal collected on originated installment contract receivables        19,603      27,068
                                                                       ----------  ----------
Net cash provided by (used in) operating activities                       59,073     (87,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                         (158,028)    (98,045)
Proceeds from sales of acquired installment contract receivables         149,676     130,764
Principal collected on acquired installment contract receivables           9,631       8,397
Proceeds from sales of securities available-for-sale                      10,121           -
Acquisition of property, plant and equipment                             (18,917)    (25,391)
Decrease in restricted cash                                               13,091       4,915
                                                                       ----------  ----------
Net cash provided by investing activities                                  5,574      20,640

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                 (4,753)     (4,785)
Net borrowings on credit facilities                                            -      54,767
Proceeds from (repayment of) long-term debt                               (1,643)     78,117
Issuance of stock for incentive plans and other                            1,883       1,993
Repurchase of common stock                                               (30,233)    (56,428)
                                                                       ----------  ----------
Net cash provided by (used in) financing activities                      (34,746)     73,664
                                                                       ----------  ----------

Net increase in cash and cash equivalents                                 29,901       7,264
Cash and cash equivalents at beginning of period                           2,680       1,731
                                                                       ----------  ----------
Cash and cash equivalents at end of period                             $  32,581   $   8,995
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

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 1999, the results of its operations and its cash flows for the six month periods ended December 31, 1999, and 1998. All such adjustments are of a normal recurring nature.

2. The results of operations for the six months ended December 31, 1999, and 1998 are not necessarily indicative of the results to be expected for the respective full years.

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

Subsequent to December 31, 1999, the Company renewed its committed one year $300 million commercial paper conduit facility used to facilitate interim sale of manufactured housing contracts.

5. Reconciling items in excess of bank balances have been reclassified to accounts payable and accrued liabilities.

6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                       Three Months Ended   Six Months Ended
                                          December  31,       December  31,
(in thousands except per share data)      1999      1998      1999      1998
                                        --------  --------  --------  --------
Net income                              $ 35,231  $ 35,013  $ 70,755  $ 68,210
Average shares outstanding
     Basic                               140,005   144,658   140,523   146,118
     Add: common stock equivalents (1)       337       706       363       814
                                        --------  --------  --------  --------
     Diluted                             140,342   145,364   140,886   146,932
Earnings per share
     Basic                              $    .25  $    .24  $    .50  $    .47
     Diluted                            $    .25  $    .24  $    .50  $    .46

(1)  Common  stock  equivalents  are  principally  stock  options.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three month and six month periods ended December 31, 1999 and 1998:


                                            Three Months Ended           Six Months Ended
                                               December 31,                December 31,
(in thousands)                            1999            1998          1999        1998
                                     --------------  --------------  ----------  ----------
REVENUES
  Retail                             $     175,272   $     173,770   $ 368,266   $ 347,984
  Manufacturing                            153,205         165,436     312,455     316,979
  Financial Services                        47,714          46,319      92,657      91,281
  Communities                               20,458          16,429      41,969      32,955
  Intersegment sales                       (87,490)        (82,834)   (168,891)   (155,393)
                                     --------------  --------------  ----------  ----------
      Total revenues                 $     309,159   $     319,120   $ 646,456   $ 633,806

INCOME FROM OPERATIONS
  Retail                             $      12,498   $      16,765   $  27,907   $  31,965
  Manufacturing                             17,062          17,742      32,433      35,470
  Financial Services                        28,072          25,072      53,266      50,562
  Communities                                3,711           3,138       6,979       5,798
  Eliminations/Other                        (5,792)         (5,876)     (8,757)    (13,264)
                                     --------------  --------------  ----------  ----------
      Total income from operations   $      55,551   $      56,841   $ 111,828   $ 110,531

CAPITAL EXPENDITURES
  Retail                             $       3,304   $       4,469   $   6,313   $   7,203
  Manufacturing                              4,274           3,802       7,592       7,902
  Financial Services                           277              85         382         379
  Communities                                1,256           2,740       4,199       9,204
  Eliminations/Other                           380             364         431         703
                                     --------------  --------------  ----------  ----------
      Total capital expenditures     $       9,491   $      11,460   $  18,917   $  25,391

                                            As of December 31,
                                           1999            1998
                                     --------------  --------------
IDENTIFIABLE ASSETS
  Retail                             $     275,492   $     224,417
  Manufacturing                             90,859          74,498
  Financial Services                       790,443       1,049,889
  Communities                              179,283         175,493
  Eliminations/Other                        38,356          27,902
                                     --------------  --------------
      Total identifiable assets      $   1,374,433   $   1,552,199

PART  I  --  FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  5.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of Operations.
             -----------------------

SIX  MONTHS  ENDED  DECEMBER  31,  1999:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.


                                                 First  Six  Months
                                              Fiscal Year 2000 vs 1999
                                             -------------------------
Retail
        Dollar sales                                   +  6.4%
        Number of retail centers                       + 10.0%
        Dollar sales per retail center                 -  3.3%
        Price of home                                  + 10.0%

Wholesale
        Dollar sales                                   - 13.1%
        Number of independent retailers                -  3.9%
        Dollar sales per independent retailer          -  9.6%
        Price of home                                  +  4.2%

Communities
        Dollar sales                                   + 60.1%
        Number of communities                          +  4.1%
        Dollar sales per community                     + 53.7%
        Price of home                                  +  5.6%

Total revenues for the six months ended December 31, 1999, increased 2% to $646 million, as manufactured housing sales rose 1% to $500 million, financial services income grew 6% to $112 million and rental and other income increased 3% to $34 million.

Net sales of the Retail group rose 6% to $337 million as the average home price and the number of Company-owned sales centers rose 10%. Offsetting this increase was a 12% decline in the average number of homes sold per sales center.

Net sales of the Manufacturing group decreased 13% to $144 million while the number of homes sold decreased 17% to 6,297. The average wholesale price to independent retailers increased 4% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group increased 60% to $19 million as 52% more homes were sold, while the average home selling price increased 6%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues decreased $2 million, and insurance related revenues rose $3 million. Rental and other income increased 3% as Communities rental income rose 8%.

Loans sold through asset-backed securities totaled $623 million, compared to $532 million during the same period last year.

Financial services interest expense decreased to $0.6 million. Average debt collateralized by installment contract receivables dropped 26% to $11 million, while the weighted average interest rate moved from 10.62% to 10.50%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 33.4% from 31.2%. The increase is attributable to a higher percentage of retail sales in the total sales mix as well as a shift in mix to multi-section units.

Selling, general and administrative expenses, as a percent of revenues, increased to 29.8% from 27.2% in the prior year period partially due to increased set up costs associated with the shift in mix toward multi-section units and sales of larger homes. Also contributing was an increase in the number of Company-owned sales centers without a corresponding increase in sales. The provision for credit losses increased to 1.7% from 1.1% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                             December  31,
                                            1999        1998
                                            -----      -----

Total delinquency as a percentage
 of contracts outstanding:
All contracts                               3.42%      3.43%
Contracts originated by VMF                 2.47%      2.76%
Contracts acquired from other institutions  7.76%      6.40%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                          Six  Months  Ended
                                             December  31,
                                             1999    1998
                                            ------  ------
Net losses as a percentage of average
 loans outstanding (annualized):
All contracts                                 1.5%    1.3%
Contracts originated by VMF                   1.3%    0.9%
Contracts acquired from other institutions    3.2%    3.4%

Number of contracts in repossession:
All contracts                               2,208   2,014
Contracts originated by VMF                 1,772   1,459
Contracts acquired from other institutions    436     555

Total number of contracts in repossession
 as a percentage of total contracts           1.7%    1.8%

The overall increase in inventories as of December 31, 1999, from June 30, 1999, is explained as follows:


($in millions)
Manufacturing                         Increase (decrease)
--------------                        --------------------
    Finished goods                    $        4.5
    Raw materials                             (5.1)

Retail
-------
    Increase in inventory levels at 306
      Company-owned retail centers at
      June 30, 1999                           12.7
    Inventory to stock four new
      Company-owned retail centers             5.3

Communities
------------
    Increase in inventory levels at 75
      Communities at June 30, 1999              .2
    Inventory to stock one new Community        .3
                                      --------------------
                                      $       17.9
                                      ====================

On December 31, 1999, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased to $14 million, as compared to $35 million for the same period last year.

SECOND  QUARTER  ENDED  DECEMBER  31,  1999:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                 Second  Three  Months
                                Fiscal Year 2000 vs 1999
                               --------------------------
Retail
Dollar sales                            +  1.1%
Number of retail centers                +  9.0%
Dollar sales per retail center          -  7.2%
Price of home                           +  8.6%

Wholesale
Dollar sales                            - 21.2%
Number of independent retailers         -  3.0%
Dollar sales per independent retailer   - 18.8%
Price of home                           +  2.7%

Communities
Dollar sales                             +51.5%
Number of communities                    + 3.4%
Dollar sales per community               +46.5%
Price of home                            + 3.1%

Total revenues for the three months ended December 31, 1999, decreased 3% to $309 million, as manufactured housing sales decreased 5% to $234 million, financial services income grew 5% to $58 million and rental and other income increased 2% to $17 million.

Net sales of the Retail group rose 1% to $160 million as the average home price and the number of Company-owned sales centers increased 9%. Offsetting this increase was a 15% decline in the average number of homes sold per sales center.

Net sales of the Manufacturing group decreased 21% to $66 million while the number of homes sold decreased 23% to 2,878. The average wholesale price to independent retailers increased 3% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group increased 51% to $9 million as 47% more homes were sold and the average home selling price increased 3%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues decreased $2 million, and insurance related revenues rose $2 million. Rental and other income increased 2% on an 8% rise in Communities rental income.

Loans sold through asset-backed securities totaled $267 million, compared to $288 million during the same period last year.

Financial services interest expense decreased to $0.3 million. Average debt collateralized by installment contract receivables dropped 26% to $10 million, while the weighted average interest rate moved from 10.88% to 10.57%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 34.1% from 31.9%. The increase is attributable to a higher percentage of retail sales in the total sales mix as well as a shift in mix to multi-section units.

Selling, general and administrative expenses, as a percent of revenues, increased to 30.5% from 27.7% in the prior year period partially attributable to a 9% increase in the average number of Company-owned sales centers without a corresponding increase in sales. The provision for credit losses increased to 1.9% from 1.1% of sales.

The following table sets forth write-off experience for the quarters ended December 31, 1999 and 1998:

                                       Second  Quarter  Ended
                                           December  31,
                                            1999   1998
                                            -----  -----
Net losses as a percentage of average
 loans outstanding (annualized):
All contracts                                1.6%   1.4%
Contracts originated by VMF                  1.4%   1.0%
Contracts acquired from other institutions   3.2%   3.8%

Liquidity  and  Capital  Resources
----------------------------------

Cash at December 31, 1999, was $32.6 million as compared to $2.7 million at June 30, 1999. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper conduit facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

At December 31, 1999 and June 30, 1999, the Company had short-and long-term debt outstanding of $0 and $94.8 million, and $0 and $96.5 million, respectively. Short-term debt available consists of $150 million committed and $62.5 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR plus rates ranging from 0.10% to 0.50%. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

Subsequent to December 31, 1999, the Company renewed its committed one year $300 million commercial paper conduit facility used to facilitate interim sale of manufactured housing contracts. At December 31, 1999, $187 million was utilized.

Year  2000
----------

The Company has not experienced any significant business disruptions as a result of Year 2000 issues with our systems or those of our business partners. While there are no guarantees that problems will not arise, we expect that any problems that materialize at this point will be minor, easily resolved, and not significant to normal operation of the Company or its financial status. All business units will maintain a high level of vigilance with special attention to processes that affect our external customers. The Company remains committed to monitor, measure, and correct problems that may occur as a result of Year 2000 issues. The Company did not incur significant costs related to Year 2000 issues and does not expect to incur material Year 2000 transition costs in the future.

New  Accounting  Pronouncements
-------------------------------

In March 1998, the AICPA issued Statement of Position 98-1 (SOP 98-1), Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 is effective for financial statements for the fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The Company will adopt the provisions of SOP 98-1 in its fiscal year ending June 30, 2000, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position, or cash flows.

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

PART  II  --  OTHER  INFORMATION

ITEM  1  There  were  no  reportable  events  for  Item  1  through  Item  5.

ITEM  6  Exhibits  and  Reports  for  Form  8-K.
         ---------------------------------------

(a)     27.  Financial  Data  Schedule  (SEC  use  only)

(b)     Reports  on  Form  8-K.
        Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 1999D. Filed
        November  17,  1999.
        Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-75405 pertaining to Senior Subordinate Pass-Through Certificates. Filed November 24, 1999. Filed December 27, 1999.

                               CLAYTON HOMES, INC.
                               -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CLAYTON  HOMES,  INC.
                                       ---------------------
                                       (Registrant)


Date:          February  11,  2000     /s/  Kevin  T.  Clayton
               -------------------     -----------------------
                                       Kevin  T.  Clayton
                                       Chief  Executive  Officer and President



Date:          February  11,  2000     /s/  Amber  W.  Krupacs
               -------------------     -----------------------
                                       Amber  W.  Krupacs
                                       Vice  President  Finance


Date:          February  11,  2000     /s/  Greg  A.  Hamilton
               -------------------     -----------------------
                                       Greg  A.  Hamilton
                                       Vice  President  and  Controller