Form 10-Q
period 2000-03-31
CLAYTON HOMES INC
filed 2000-05-12
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 [X] QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED   March  31,  2000
                                  -------------------

COMMISSION  FILE  NUMBER   1-8824
                           ------

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

   865-380-3000
  --------------
(Registrant's  telephone  number,  including  area  code)

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

    Shares  of  common  stock  $.10  par  value,  outstanding on March 31, 2000:
137,978,806.

                                               CLAYTON HOMES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited - in thousands except per share data)

                                                                               Three Months Ended       Nine Months Ended
                                                                                    March 31,               March 31,

                                                                                2000         1999        2000      1999
                                                                             -----------  -----------  --------  ---------
REVENUES
Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  229,378   $  232,965   $729,584  $727,564
Financial services. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      59,588       58,133    171,506   163,983
Rental and other income . . . . . . . . . . . . . . . . . . . . . . . . . .      18,015       17,208     52,347    50,565
                                                                             -----------  -----------  --------  ---------
Total revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     306,981      308,306    953,437   942,112
                                                                             -----------  -----------  --------  ---------
COSTS AND EXPENSES
Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     152,647      156,908    485,689   496,983
Selling, general and administrative . . . . . . . . . . . . . . . . . . . .      92,164       88,382    284,790   261,064
Financial services interest . . . . . . . . . . . . . . . . . . . . . . . .         245        2,102        805     7,361
Provision for credit losses . . . . . . . . .  . . . . .. . . . . . . . . .       5,200        3,600     13,600     8,859
                                                                             -----------  -----------  --------  ---------
Total expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     250,256      250,992    784,884   774,267
                                                                             -----------  -----------  --------  ---------
OPERATING INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      56,725       57,314    168,553   167,845
Interest income (expense), net/other. . . . . . . . . . . . . . . . . . . .         268       (1,882)       695    (4,103)
                                                                             -----------  -----------  --------  ---------
Income before income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      56,993       55,432    169,248   163,742
Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .      21,100       20,500     62,600    60,600
                                                                             -----------  -----------  --------  ---------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   35,893   $   34,932   $106,648  $103,142
                                                                             ===========  ===========  ========  =========
NET INCOME PER COMMON SHARE (1)
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     0.26   $     0.24   $   0.76  $   0.71
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        0.26         0.24       0.76      0.70
DIVIDENDS PAID PER COMMON SHARE (1) . . . . . . . . . . . . . . . . . . . .  $    0.016   $    0.016   $  0.048  $  0.048
AVERAGE SHARES OUTSTANDING (1)
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     138,839      144,482    139,966   145,580
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     139,121      145,187    140,395   146,358
(1) Adjusted for the December 9, 1998, 5-for-4 stock split.

                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)
                                                                             (unaudited)    (audited)
                                                                               March 31,     June 30,
                                                                                 2000         1999
                                                                             -----------  -----------
ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .  $    8,000   $    2,680
Receivables, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     660,634      707,888
Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     207,258      184,444
Property, plant and equipment, net. . . . . . . . . . . . . . . . . . . . .     302,723      291,503
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     241,324      230,730
                                                                             -----------  -----------
Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1,419,939   $1,417,245
                                                                             ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities. . . . . . . . . . . . . . . . . .  $   97,967   $  130,579
Debt obligations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      94,012       96,477
Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     224,290      242,421
                                                                             -----------  -----------
Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     416,269      469,477
SHAREHOLDERS' EQUITY
Accumulated other comprehensive income (loss) . . . . . . . . . . . . . . .      (2,109)        (821)
Other shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .   1,005,779      948,589
                                                                             -----------  -----------
Total shareholders' equity. . . . . . . . . . . . . . . . . . . . . . . . .   1,003,670      947,768
                                                                             -----------  -----------
Total liabilities and shareholders' equity. . . . . . . . . . . . . . . . .  $1,419,939   $1,417,245
                                                                             ===========  ===========
(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                               Nine Months Ended
                                                                                    March 31,

                                                                                2000        1999
                                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 106,648   $ 103,142
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . .     15,078      13,123
Amortization of installment contract receivables, net of gain on sale . . .      2,846      (4,150)
Provision for credit losses . . . . . . . . . . . . . . . . . . . . . . . .     13,600       8,859
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .     (4,270)     (2,696)
Decrease (increase) in other receivables, net . . . . . . . . . . . . . . .     22,635     (34,977)
Increase in inventories . . . . . . . . . . . . . . . . . . . . . . . . . .    (22,814)     (7,354)
Decrease in accounts payable, accrued liabilities, and other. . . . . . . .    (97,910)    (51,778)
                                                                             ----------  ----------
Cash provided by operations . . . . . . . . . . . . . . . . . . . . . . . .     35,813      24,169
Origination of installment contract receivables . . . . . . . . . . . . . .   (736,452)   (771,466)
Proceeds from sales of originated installment contract receivables. . . . .    736,001     801,534
Principal collected on originated installment contract receivables. . . . .     34,784      56,876
                                                                             ----------  ----------
Net cash provided by operating activities . . . . . . . . . . . . . . . . .     70,146     111,113

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables . . . . . . . . . . . . . .   (177,654)   (225,434)
Proceeds from sales of acquired installment contract receivables. . . . . .    138,142     191,618
Principal collected on acquired installment contract receivables. . . . . .     13,352      38,065
Proceeds from sales of securities available-for-sale. . . . . . . . . . . .     29,450           -
Acquisition of property, plant and equipment. . . . . . . . . . . . . . . .    (26,298)    (37,358)
Decrease in restricted cash . . . . . . . . . . . . . . . . . . . . . . . .     10,105       6,644
                                                                             ----------  ----------
Net cash used in investing activities . . . . . . . . . . . . . . . . . . .    (12,903)    (26,465)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (7,020)     (7,210)
Net borrowings on credit facilities . . . . . . . . . . . . . . . . . . . .          -     (77,873)
Proceeds from (repayment of) long-term debt . . . . . . . . . . . . . . . .     (2,465)     77,083
Issuance of stock for incentive plans and other . . . . . . . . . . . . . .      2,669       2,736
Repurchase of common stock. . . . . . . . . . . . . . . . . . . . . . . . .    (45,107)    (56,428)
                                                                             ----------  ----------
Net cash used in financing activities . . . . . . . . . . . . . . . . . . .    (51,923)    (61,692)
                                                                             ----------  ----------

Net increase in cash and cash equivalents . . . . . . . . . . . . . . . . .      5,320      22,956
Cash and cash equivalents at beginning of period. . . . . . . . . . . . . .      2,680       1,731
                                                                             ----------  ----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . . .  $   8,000   $  24,687
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

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the nine month periods ended March 31, 2000, and 1999. All such adjustments are of a normal recurring nature.

2. The results of operations for the nine months ended March 31, 2000, and 1999 are not necessarily indicative of the results to be expected for the respective full years.

3. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

4. The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On January 21, 2000, the Company renewed its committed one year $300 million commercial paper conduit facility used to facilitate interim sale of manufactured housing contracts.

5. Reconciling items in excess of bank balances have been reclassified to accounts payable and accrued liabilities.

6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                                              Three Months Ended  Nine Months Ended
                                                                    March 31,          March 31,
(in thousands except per share data)                             2000      1999      2000      1999
                                                               --------  --------  --------  --------
Net income. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 35,893  $ 34,932  $106,648  $103,142
Average shares outstanding
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .   138,839   144,482   139,966   145,580
Add:  common stock equivalents (1). . . . . . . . . . . . . .       282       705       429       778
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .   139,121   145,187   140,395   146,358
Earnings per share
Basic . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.26  $   0.24  $   0.76  $   0.71
Diluted . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   0.26  $   0.24  $   0.76  $   0.70

(1)  Common stock equivalents are principally stock options.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three month and nine month periods ended March 31, 2000 and 1999:


                                       Three Months Ended        Nine Months Ended
                                            March 31,                March 31,


(in thousands)                          2000         1999         2000        1999
                                     -----------  -----------  ----------  ----------
REVENUES
  Retail. . . . . . . . . . . . . .  $  169,226   $  164,370   $ 537,492   $ 512,354
  Manufacturing . . . . . . . . . .     143,180      148,668     455,635     465,647
  Financial Services. . . . . . . .      49,392       49,235     142,049     140,516
  Communities . . . . . . . . . . .      24,451       20,006      66,420      52,961
  Intersegment sales. . . . . . . .     (79,268)     (73,973)   (248,159)   (229,366)
                                     -----------  -----------  ----------  ----------
      Total revenues. . . . . . . .  $  306,981   $  308,306   $ 953,437   $ 942,112

INCOME FROM OPERATIONS
  Retail. . . . . . . . . . . . . .  $   11,316   $   13,379   $  39,223   $  45,344
  Manufacturing . . . . . . . . . .      13,925       16,125      46,358      51,595
  Financial Services. . . . . . . .      29,661       28,659      82,927      79,221
  Communities . . . . . . . . . . .       4,468        4,364      11,447      10,162
  Eliminations/Other. . . . . . . .      (2,645)      (5,213)    (11,402)    (18,477)
                                     -----------  -----------  ----------  ----------
      Total income from operations   $   56,725   $   57,314   $ 168,553   $ 167,845

CAPITAL EXPENDITURES
  Retail. . . . . . . . . . . . . .  $    1,655   $    4,833   $   7,968   $  12,036
  Manufacturing . . . . . . . . . .       2,369        2,681       9,961      10,583
  Financial Services. . . . . . . .          59          116         441         495
  Communities . . . . . . . . . . .       2,827        3,774       7,026      12,978
  Eliminations/Other. . . . . . . .         471          563         902       1,266
                                     -----------  -----------  ----------  ----------
      Total capital expenditures. .  $    7,381   $   11,967   $  26,298   $  37,358

                                      March 31,    June 30,
                                        2000         1999
                                     -----------  -----------
IDENTIFIABLE ASSETS
  Retail. . . . . . . . . . . . . .  $  268,514   $  247,009
  Manufacturing . . . . . . . . . .      93,708       94,773
  Financial Services. . . . . . . .     849,960      901,769
  Communities . . . . . . . . . . .     182,691      177,723
  Eliminations/Other. . . . . . . .      25,066       (4,029)
                                     -----------  -----------
      Total identifiable assets . .  $1,419,939   $1,417,245

PART  I  -  -  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  5.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations.
             -----------------------

NINE  MONTHS  ENDED  MARCH  31,  2000:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.


                                                                           First Nine  Months
                                                                        Fiscal Year 2000 vs 1999
                                                                        ------------------------

Retail
            Dollar sales                                                         +  5.4%
            Number of retail centers                                             +  8.2%
            Dollar sales per retail center                                       -  2.6%
            Price of home                                                        +  7.9%

Wholesale
            Dollar sales                                                         - 13.8%
            Number of independent retailers                                      -  3.1%
            Dollar sales per independent retailer                                - 11.1%
            Price of home                                                        +  2.8%

Communities
            Dollar sales                                                         + 49.1%
            Number of communities                                                +  3.4%
            Dollar sales per community                                           + 44.1%
            Price of home                                                        +  5.7%

Total revenues for the nine months ended March 31, 2000, increased 1% to $953 million, as manufactured housing sales rose slightly to $730 million, financial services income grew 5% to $172 million and rental and other income increased 4% to $52 million.

Current conditions in the manufactured housing industry are highly competitive at both the retail and wholesale levels. This competitive environment, as well as rising interest rates and general credit tightening, has contributed to decreased industry and company sales.

Net sales of the Retail group rose 5% to $491 million as the average home price and the number of Company-owned sales centers increased 8%, offsetting a 10% decline in the average number of homes sold per sales center.

Net sales of the Manufacturing group decreased 14% to $207 million as the number of homes sold decreased 16% to 9,126. However, the average wholesale price to independent retailers increased 3% as a result of a shift in product mix towards multi-section homes.

Net sales of the Communities group increased 49% to $31 million as 41% more homes were sold, and the average home selling price increased 6%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues increased $3 million, and insurance related revenues rose $4 million. Rental and other income increased 4% as Communities rental income rose 8%.

Loans sold through asset-backed securities totaled $894 million, compared to $813 million during the same period last year.

Financial services interest expense decreased $7 million to $1 million. Average debt collateralized by installment contract receivables dropped 26% to $10 million, while the weighted average interest rate moved from 10.42% to 10.45%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 33.4% from 31.7%. The increase is attributable to a higher percentage of retail sales in the total sales mix as well as a shift in mix to multi-section units.

Selling, general and administrative expenses, as a percent of revenues, increased to 29.9% from 27.7% in the prior year period primarily due to increased set up costs associated with the shift in mix toward multi-section units and sales of larger homes. Also contributing was an increase in the number of Company-owned sales centers without a corresponding increase in sales. The provision for credit losses increased to 1.9% from 1.2% of sales.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.


                                                              March 31,

                                                             2000   1999
                                                             -----  -----
Total delinquency as a percentage of contracts outstanding:
All contracts . . . . . . . . . . . . . . . . . . . . . . .  2.36%  2.37%
Contracts originated by VMF . . . . . . . . . . . . . . . .  1.65%  2.03%
Contracts acquired from other institutions. . . . . . . . .  5.78%  3.84%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                           Nine Months Ended
                                               March 31,

                                             2000    1999
                                            ------  ------
Net losses as a percentage of average
loans outstanding (annualized):
All contracts. . . . . . . . . . . . . . .    1.4%    1.4%
Contracts originated by VMF. . . . . . . .    1.2%    1.0%
Contracts acquired from other institutions    2.8%    3.4%

Number of contracts in repossession:
All contracts. . . . . . . . . . . . . . .   2,001   2,065
Contracts originated by VMF. . . . . . . .   1,544   1,355
Contracts acquired from other institutions     457     710

Total number of contacts in repossession
as a percentage of total contracts . . . .    1.6%    1.8%

The increase in inventories as of March 31, 2000, from June 30, 1999, is explained as follows:


($  in  millions)
Manufacturing. . . . . . . . . . . .  Increase (decrease)
------------------------------------  --------------------
Finished goods . . . . . . . . . . .  $       9.9
Raw materials. . . . . . . . . . . .         (6.8)

Retail
------------------------------------
Increase in inventory levels at 306
Company-owned retail centers open at
June 30, 1999. . . . . . . . . . . .          9.6
Inventory to stock six new
Company-owned retail centers . . . .          7.5

Communities
------------------------------------
Increase in inventory levels at 75
Communities open at June 30, 1999. .          2.3
Inventory to stock one new Community          0.3
                                      --------------------
                                      $      22.8
                                      --------------------

On March 31, 2000, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased to $12 million, as compared to $23 million for the same period last year.

THREE  MONTHS  ENDED  MARCH  31,  2000:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.



                                                           Third Three Months
                                                        Fiscal Year 2000 vs 1999

Retail
       Dollar sales                                             +  3.2%
       Number of retail centers                                 +  6.3%
       Dollar sales per retail center                           -  2.9%
       Price of home                                            +  3.6%
Wholesale
       Dollar sales                                             - 15.4%
       Number of independent retailers                          -  2.5%
       Dollar sales per independent retailer                    - 13.2%
       Price of home                                            -  0.4%

Communities
       Dollar sales                                             + 34.9%
       Number of communities                                    +  2.0%
       Dollar sales per community                               + 32.3%
       Price of home                                            +  5.6%


Total revenues for the three months ended March 31, 2000, decreased slightly to $307 million, as manufactured housing sales decreased 2% to $229 million, financial services income increased 3% to $60 million and rental and other income increased 5% to $18 million.

Current conditions in the manufactured housing industry are highly competitive at both the retail and wholesale levels. This competitive environment, as well as rising interest rates and general credit tightening, has contributed to decreased industry and company sales.

Net sales of the Retail group rose 3% to $154 million on a 4% rise in the average home price, a 6% increase in Company-owned sales centers, offsetting a 6% decrease in the average number of homes sold per sales center.

Net sales of the Manufacturing group decreased 15% to $63 million as the number of homes sold also decreased 15% to 2,829. The average wholesale price to independent retailers decreased slightly.

Net sales of the Communities group increased 35% to $12 million as 28% more homes were sold, and the average home selling price increased 6%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues increased $5 million, and insurance related revenues rose $1 million. Rental and other income increased 5% on a

9% rise in Communities rental  income.

Loans sold through asset-backed securities totaled $271 million, compared to $281 million during the same period last year.

Financial services interest expense decreased $1.9 million to $.2 million. Average debt collateralized by installment contract receivables dropped 26% to $9 million, while the weighted average interest rate moved from 9.98% to 10.34%. The terms of the debt preclude prepayment by the Company.

Gross profit margins increased to 33.5% from 32.6%. The increase is attributable to a higher percentage of retail sales in the total sales mix as well as a shift in mix to multi-section units.

Selling, general and administrative expenses, as a percent of revenues, increased to 30.0% from 28.7% in the prior year period partially due to increased set up costs associated with the shift in mix toward multi-section units and sales of larger homes. Also attributable was an increase in the number of Company-owned sales centers without a corresponding increase in sales. The provision for credit losses increased to 2.3% from 1.5% of sales.

The following table sets forth write-off experience for the quarters ended March 31, 2000 and 1999:


                                         Third Quarter Ended
                                              March 31,

                                             2000   1999
                                            -----  -----
Net losses as a percentage of average
loans outstanding (annualized):
All contracts. . . . . . . . . . . . . . .   1.3%   1.5%
Contracts originated by VMF. . . . . . . .   1.1%   1.1%
Contracts acquired from other institutions   2.6%   4.1%


Liquidity  and  Capital  Resources
----------------------------------

Cash at March 31, 2000, was $8 million as compared to $3 million at June 30, 1999. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper conduit facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

At March 31, 2000, and June 30, 1999, the Company had short-term debt outstanding of $0 and $0 and long-term debt outstanding of $94 million and $96 million, respectively. Short-term debt available consists of $171 million committed and $66 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR plus rates ranging from 0.10% to 0.50%. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On January 21, 2000, the Company renewed its committed one year $300 million commercial paper conduit facility used to facilitate interim sale of manufactured housing contracts. At March 31, 2000, $84 million was utilized, as compared to $105 million at June 30, 1999.

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

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities, which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides guidance on the financial reporting of start-up and organization costs. It requires start-up activities and organization costs to be expensed as incurred. The Company will adopt the provisions of SOP 98-5 in its fiscal year ending June 30, 2000, and does not expect such adoption to have a material effect on the Company's reported results of operations, financial position, or cash flows.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Financial Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS 133, as amended, is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

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

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Item  1  through  Item  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)         27.  Financial  Data  Schedule  (SEC  use  only)

(b)         Reports  on  Form  8-K.
            Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2000A. Filed February 17, 2000.
            Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-75405 pertaining to Senior Subordinate Pass-Through Certificates Series 2000A. Filed
            February  25,  2000.

                               CLAYTON HOMES, INC.
                               -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CLAYTON  HOMES,  INC.
                                  ---------------------
                                  (Registrant)


Date:          May  12,  2000     /s/  Kevin  T.  Clayton
               --------------     -----------------------
                                  Kevin  T.  Clayton
                                  Chief  Executive  Officer  and  President



Date:          May  12,  2000     /s/  Amber  W.  Krupacs
               --------------     -----------------------
                                  Amber  W.  Krupacs
                                  Vice  President  Finance



Date:          May  12,  2000     /s/  Greg  A.  Hamilton
               --------------     -----------------------
                                  Greg  A.  Hamilton
                                  Vice  President  and  Controller