Form 10-K
period 2000-06-30
CLAYTON HOMES INC
filed 2000-09-20
CIK 719547

FORM  10-K

                      SECURITIES  AND  EXCHANGE  COMMISSION
                            Washington,  D.C.  20549

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  June  30,  2000
                                              OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934
For  the  transition  period  from ------ to ------

Commission  file  number  1-8824
                          CLAYTON  HOMES,  INC.
     (Exact  name  of  registrant  as  specified  in  its  charter)

Delaware                                62-1671360
----------------------------------      ---------------------------------------
(State  or  other  jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

5000  Clayton  Road
Maryville,  Tennessee                  37804
---------------------------------      -----------------------------------------
(Address  of  principal  executive     (Zip  Code)
offices)

Registrant's  telephone  number,  including  area  code:  865-380-3000
Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                    Name  of  each  exchange  on
Title  of  each  class                              which  registered
-----------------------------------------           ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 30, 2000, was approximately $947,184,564 (98,357,691 shares at closing price on the NYSE of $9.63).

Shares of common stock, $.10 par value, outstanding on August 30, 2000, were 137,540,170.

Exhibit  index  appears  on  pages  14-15.

                                 DOCUMENTS  INCORPORATED  BY  REFERENCE

Part  of  Form  10-K                 Documents  from  which  portions  are  incorporated  by  reference
--------------------                 ------------------------------------------------------------------
Part II (except for Item 5)          Annual Report to Shareholders for fiscal year ended June 30, 2000

Part III                             Proxy Statement relating to Company's
                                     Annual Meeting of Shareholders on November 1, 2000

                                 CLAYTON  HOMES,  INC.

                                       PART  I
ITEM  1.  BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries (the Company) produce, sell, finance and insure primarily low to medium-priced manufactured homes. The Company's 20 manufacturing plants produce homes which are marketed in 33 states through 1,101 retailers, of which 318 are Company-owned sales centers and 76 are Company-owned community sales offices. Installment financing and insurance products are offered to its homebuyers and those buying from selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (VMF). The Company acts as agent, earns commissions and reinsures risks on physical damage, family protection, and home buyer protection insurance policies issued by a non-related insurance company (ceding company) in connection with its home sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Delaware corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located near Knoxville, Tennessee.

The following table indicates the percentage of revenue derived from sales by Company-owned retail centers, sales to independent retailers and financial services operations and other income for each of the last three fiscal years.

                                         YEAR ENDED JUNE 30,
                                        2000     1999     1998
                                        ----     ----     ----
Sales by Company-owned retail centers
  and communities                        55%      53%      50%
Sales to independent retailers           22%      25%      28%
Financial services and other             23%      22%      22%
                                        ----     ----     ----
Total                                   100%     100%     100%
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

MANUFACTURING  OPERATIONS

The Company manufactures homes in 20 facilities, ranging in size from 63,000 to 194,000 square feet. See "Item 2. Properties" for a listing by location. The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced to fill orders received from independent and Company-owned retail centers; therefore the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 35,000 homes per year. During the fiscal year ended June 30, 2000, the Company produced 26,504 homes.

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

The Company offers one year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 2000, June 30, 1999, and June 30, 1998, amounted to approximately $14,589,000, $16,085,000, and $14,801,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $16,000,000 and $42,600,000 on June 30, 2000, and 1999, respectively. Based on the Company's production rate, approximately two weeks would be required to fill backlog orders at June 30, 2000.

SALES  OF  HOMES  MANUFACTURED  BY  THE  COMPANY

The following table sets forth manufacturing sales and other data for the periods indicated.


                                                            YEAR ENDED JUNE 30,
                                                          2000      1999      1998
                                                          ----      ----      ----
Number of homes sold to independent retailers            12,247    14,980    14,728
Number of homes shipped to Company-owned retail centers  14,101    13,364    12,922
                                                         ------    ------    ------
Total                                                    26,348    28,344    27,650
                                                         ======    ======    ======
Number of plants operating                                   20        19        18
Number of independent retailers                             707       671       702
Number of Company-owned communities                          76        75        71
Number of Company-owned retail centers                      318       306       273

COMPANY  RETAIL  OPERATIONS

As of June 30, 2000, the Company sold homes through 318 Company-owned retail centers in 23 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously-owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.


                                                                YEAR ENDED JUNE 30,
                                                           2000        1999        1998
                                                           ----        ----        ----
Number of Company-owned retail centers                      318         306         273
Number of new homes sold (including homes built by the
   Company and by other manufacturers)                   14,022      14,894      13,250
Average retail price of new homes sold                  $43,892     $41,173     $37,864
Number of previously-owned homes sold                     3,910       4,580       3,287

All of the Company-owned retail centers employ salespeople who are primarily compensated on a commission basis. The retail centers do not have administrative staffs since most administrative functions are performed at the Company's corporate headquarters.

To provide customers a wider price range of homes, the Company purchases and acquires on trade previously-owned homes from individuals and from other retailers, as well as foreclosed homes from lenders throughout its trade territory.

Homes sold by Company-owned retail centers are delivered to the homeowners' sites by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home may include delivery and setup of the home at the retail homeowner's site. Electrical, water, and gas connections are performed by licensed technicians.

INDEPENDENT  RETAILERS

In the years ended June 30, 2000, and 1999, 46% and 53%, respectively, of homes manufactured by the Company were sold to its independent retailers. As of June 30, 2000, the Company supplied 707 independent retailers in 30 states with homes. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers ensure the Company that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, VMF, provides financing for retail customers of select independent retailers with terms and conditions similar to those provided to Company-owned locations.

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

FINANCIAL  SERVICES

The Company believes that the ability to make financing available to retail purchasers is a material factor affecting the market acceptance of its product. The Company facilitates retail sales by offering various finance and insurance programs. The following table reflects the relative percentages of homes sold by Company-owned retail centers which were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.

                                   YEAR ENDED JUNE 30,
                                  2000     1999    1998
                                 -----     ----    ----
VMF                                76%      72%     75%
Conventional lenders                3%       7%      5%
Customer arranged or cash          21%      21%     20%
                                  ----     ----    ----
Total                             100%     100%    100%
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

With respect to those homebuyers which are approved, VMF requires a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the retailer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by retail personnel, who are not appraisers but are familiar with the area in which the property is located. The average down-payment for 2000 was 19% of the purchase price, while the minimum down-payment for qualified buyers was 5%. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees and set-up costs.

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

The Company offers a bi-weekly payment program which provides for 26 payments per year, allowing homebuyers the convenience of electronically drafting payments from their checking accounts while reducing the overall term of the loan. The Company believes that such financing options are attractive to the customer and improve market acceptance of its homes as well as improve delinquency and repossession experience.

During the last 12 fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company-owned retail centers. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 2000, VMF originated 26,161 contracts. At June 30, 2000, VMF was servicing approximately 142,000 contracts with an aggregate dollar amount of $3.9 billion. VMF originated or purchased approximately 130,000 of these contracts with an aggregate dollar amount of $3.7 billion. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods is as follows:

                                                   CONTRACT ORIGINATIONS
                                                     YEAR ENDED JUNE 30,
                                              2000          1999         1998
                                              ----          ----         ----
Principal balance of contacts originated
    (in thousands)                          $982,570     $1,085,484     $801,865
Number of contracts originated                26,161         30,165       24,304
Average contract size                       $ 37,559     $   35,985     $ 32,993
Average interest rate                          10.85%         10.40%       10.51%

The following table indicates the number of loans (in thousands) serviced by VMF on the dates indicated:

                                                 LOANS SERVICED (IN THOUSANDS)
                                                       YEAR ENDED JUNE 30,
                                                2000           1999         1998
                                                ----           ----         ----
Originated and purchased loans serviced          130            120          109
Master servicing contracts                        12             15           17
                                                 ---            ---          ---
Total                                            142            135          126

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans, while long-term financing is obtained through the capital markets. In fiscal 2000, VMF completed four public offerings of asset-backed securities totaling $1.3 billion. In excess of $5.4 billion of securities have been issued and sold since 1991.

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

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $2,500,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 2000, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $138,000. As of June 30, 2000, VMF was servicing 241 GNMA pools totaling $101 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition and corporate existence. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. At June 30, 2000, and 1999, the outstanding principal balances of these receivables totaled approximately $117 million and $164 million, respectively. The associated contingent liability is approximately $14 million and $22 million, respectively. There were no receivables sold with recourse in 2000, 1999 and 1998.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. Certain acquired contracts are originated by banks or commercial lenders, and acquired indirectly or directly by VMF. The acquired contracts are purchased on the basis of underwriting criteria that may be different from and may not be as strict as VMF's underwriting criteria.

In fiscal 1994 and 1998, VMF became the servicer of 20,180 and 10,013 manufactured housing installment sales contracts with approximate principal balances of $285 million and $267 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to these portfolios. At June 30, 2000, VMF was servicing approximately 12,000 of these installment sales contracts with an approximate principal balance of $222 million.

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

                                                  DELINQUENCY PERCENTAGE AT JUNE 30,
                                                      2000       1999       1998
                                                      ----       ----       ----
Total delinquencies as percentage of
  contracts outstanding
  All contracts                                       2.19%       2.07%     3.34%
  Contracts originated by VMF                         1.67        1.84      1.98
  Contracts acquired from other institutions          4.88        3.14      8.68

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                         YEAR ENDED JUNE 30,
                                                      2000       1999       1998
                                                      ----       ----       ----
Net losses as percentage of average
  loans outstanding
     All contracts                                     1.4%       1.4%       0.8%
     Contracts originated by VMF                       1.2%       1.0%       0.8%
     Contracts acquired from other institutions        2.8%       3.7%       1.8%
Number of contracts in repossession
     All contracts                                   2,231      1,857      1,682
     Contracts originated by VMF                     1,774      1,374      1,229
     Contracts acquired from other institutions        457        483        453
Total number of contracts in repossession as
     percentage of total contracts                    1.72%      1.54%      1.54%

The Company pays the unpaid balance of an installment sales contract for which it is liable upon repossession of the home. The Company believes that as long as it is able to sell repossessed homes promptly at satisfactory prices, the costs associated with remarketing these homes can be mitigated. There can be no assurance that the Company's future results with respect to the payoff and resale of repossessed homes will be consistent with its past experience. See
Note 5 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

INSURANCE OPERATIONS. The Company acts as agent on physical damage, family protection, and home buyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 2000, the Company acted as the agent on physical damage, family protection, and home buyer protection policies on approximately 70%, 57%, and 78%, respectively, of Company retail sales. Physical damage and home buyer protection plan policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPAC), a wholly-owned subsidiary of the Company.

The family protection insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLAC), Midland States Life Insurance Company (MSLC) and Eastern States Life Insurance Company (ESLC), which are majority-owned subsidiaries of the Company.

MANUFACTURED  HOUSING  COMMUNITIES

The Company owns and operates 76 manufactured home communities in 12 states. These communities provide attractive living environments to residents leasing sites for manufactured homes, many of which are built and sold by the Company. In addition, these communities also lease sites to residents who already own their homes. Some communities also lease or rent Company-owned manufactured homes and the sites.

In fiscal 2000 the Communities group purchased or developed 76 home sites in one community and added 384 sites at existing locations, bringing total sites owned to 20,168 at June 30, 2000, a 2% increase from the prior year. See "Item 2. Properties." Communities' overall revenues were up 17.2% in 2000. Rental revenues rose 8.6% and sales increased 28.4%. The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:

                                         JUNE 30,
                             2000          1999        1998
                             ----          ----        ----
Homes sites owned           20,168       19,708       18,964
Occupancy rate                 75%          73%          72%

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

EMPLOYEES

As of June 30, 2000, the Company employed 7,429 persons. Of these, 2,028 were employed in retail sales, 4,295 in manufacturing, 538 in financial services, 487 in communities and 81 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

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

LOCATION  OF  PROPERTY

                              APPROXIMATE                                          APPROXIMATE
MANUFACTURING  OPERATIONS     SQUARE  FEET            MANUFACTURING OPERATIONS     SQUARE FEET
Owned by Company                                      Owned by Company
  Arizona                                               Tennessee (continued)
    El Mirage                    123,000                  Ardmore                     100,000
  Georgia                                                 Rutledge                     87,000
    Waycross                     100,000                  Bean Station #1             114,000
  Kentucky                                                Bean Station #2             137,000
    Hodgenville                  130,000                  Andersonville               128,000
  North Carolina                                          White Pine                  137,000
    Henderson                    112,000                Texas
    Oxford                        92,000                  Waco #1                     148,000
    Richfield                    194,000                  Waco #2                      99,000
  Tennessee                                               Bonham                      117,000
    Maynardville                 110,000                  Sulphur Springs             113,000
    Savannah #1                  104,000
    Savannah #2                  109,000             Leased
                                                       Halls, Tennessee                63,000


                               APPROXIMATE                                           APPROXIMATE
COMMUNITIES                       ACRES             COMMUNITIES                         ACRES
Owned by Company                                    Owned by Company
  Arizona                                             Tennessee
     El Mirage                      35                    Knoxville (4)                   189
     Glendale                       14                    LaVergne                         76
     Phoenix                        47                    Louisville                       41
  Florida                                                 Millington                       29
     Gainesville (2)               132                    Morristown                       12
     Jacksonville (5)              330                    Maryville (2)                    34
     Kissimmee                      41                    Powell (2)                       69
     Mulberry (2)                   91                    Sevierville                     115
     Princeton                      37                    Smyrna                           26
     Tallahassee                    39                    Tullahoma                        18
  Georgia                                             Texas
     Douglasville (2)               97                    Arlington                        39
  Iowa                                                    Dallas (3)                      130
     Carter Lake                    41                    Denton (3)                      201
  Michigan                                                Fort Worth (4)                  154
     Kalamazoo                     126                    Flower Mound                     18
  Missouri                                                Greeneville                      36
     Independence                   90                    Houston (3)                     153
  North Carolina                                          Humble                           55
     Greensboro                     83                    Little Elm                       86
  Oklahoma                                                Pearland                         45
     Edmond                         37                    San Angelo                       90
     Enid                           20                    San Antonio (5)                 240
     Lawton                         38                    Schertz                          71
     Midwest City                   25                    Wylie (2)                       208
     Norman                         44                 Virginia
     Oklahoma City (2)             116                    Evington                         70
  South Carolina                                          Blacksburg                       38
     Columbia                       97
     Florence (2)                   97

The  Company-owned  retail  centers  are three to four acre sites with a special manufactured office unit serving as the sales office. The remainder of the retail center site is devoted to the display of homes. Of the 318 retail centers, 163 are owned and 155 occupy leased property. The Company does not believe that any individual retail sales center property is material to its overall business.


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

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for fiscal years 2000 and 1999, respectively, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                                       Fiscal                Fiscal
                                        2000                  1999
                                        ----                  ----
             Quarter Ended         High       Low        High        Low
             September            $11.88     $8.56     $16.35     $12.35
             December              11.94      8.50      13.81      10.80
             March                 10.13      7.81      15.19      10.69
             June                  10.38      7.94      13.25      10.69


(b) As of August 30, 2000, there were 11,380 holders of record (approximately 52,000 beneficial holders) of the Company's Common Stock.

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

The following portions of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM  6.  SELECTED  FINANCIAL  DATA.
Eleven  Year  Review  on  page  12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Market Risk on page 15.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not  applicable.

                          PART  III
ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

EXECUTIVE  OFFICERS  OF  THE  COMPANY

Name                 Age    Position
Kevin T. Clayton      37    Chief Executive Officer, President, and President, Financial Services (a)

David M. Booth        47    Executive Vice President and President, Retail (b)

Richard D. Strachan   58    Executive Vice President and President, Manufacturing (c)

Allen Morgan          53    Vice President and General Manager, Communities (d)

Amber W. Krupacs      36    Vice President Finance (e)

Greg A. Hamilton      42    Vice President and Controller (f)

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

(c) Mr. Strachan has been Executive Vice President of the Company and President of Manufacturing since 1998 and President of Manufacturing since 1997. Prior to that time, he served as Vice President and General Manager of Manufacturing as well as other significant management positions with the Company and within the industry.

(d) Prior to joining the Company in 1998, as General Manager of the Communities Group, Mr. Morgan was Superintendent of Knox County, Tennessee Schools from 1992 to 1998. In September 1999, he was named Vice President of the Company.

(e) Ms. Krupacs has been Vice President Finance since 1998. She joined the Company in December 1993 as Tax Manager. From August 1998 through August 1999, she served as Secretary.

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

ITEM  11.  EXECUTIVE  COMPENSATION.
Incorporated  by  reference  to  the Company's Proxy Statement under the heading
COMPENSATION  OF  MANAGEMENT  TABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Company's Proxy Statement under the headings ELECTION OF DIRECTORS and PRINCIPAL STOCKHOLDERS; SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS.

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

                                       PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

(a) The  following  documents  are  filed  as  part  of  this  report:

    1. Financial  Statements:  (Included  in  Annual  Report  -  Exhibit  13).

            The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 2000 Annual Report to Shareholders for the year ended June 30, 2000.

            Report  of  Independent  Accountants.

            Consolidated  Balance  Sheets  -  June  30,  2000  and  1999.

            Consolidated Statements of Income - years ended June 30, 2000, 1999 and 1998.

            Consolidated Statements of Shareholders' Equity - years ended June 30, 2000, 1999 and 1998.

            Consolidated Statements of Cash Flows - years ended June 30, 2000, 1999 and 1998.

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

          *(b)  Clayton  Homes, Inc. 1983  Stock  Option  Plan.  (A)

          *(c)  Clayton  Homes, Inc. 1985  Stock  Option  Plan.  (C)

          *(d)  1991  Employees Stock Option  Plan.  (D)

          *(e)  Clayton  Homes, Inc. 1997 Employees Stock Incentive Plan. (F)

          *(f)  Director's  Equity  Plan.  (G)

          *(g)  Director's  Equity  Plan.  (G)

          *(h)  Director's  Equity  Plan.  (H)

          *(i)  1996  Outside  Directors  Equity  Plan.  (E)

      13. Annual Report to Shareholders for year ended  June  30,  2000. (B)

      21. List  of  Subsidiaries  of  the  Registrant  (filed  herewith).

      23. Consent  of  independent  accountants  (filed  herewith).

      27. Financial  Data  Schedule  (for  SEC  use  only).
________________________________________________________________

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

(G) Filed with the Company's Form 10K for the fiscal year ended June 30, 1998, and incorporated by reference thereto.

(H) Filed with the Company's Form 10K for the fiscal year ended June 30, 1999, and incorporated by reference thereto.

*   Management  and  Director's  Compensation  plans.

________________________________________________________________

(b) Reports  on  Form  8-K.
    Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2000B. Filed May 18, 2000, and May 26, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alcoa, State of Tennessee, on September 20, 2000.

                                 CLAYTON  HOMES,  INC.

                                 By:      /s/  Kevin  T.  Clayton
                                          ------------------------
                                          Kevin  T.  Clayton
                                          Chief  Executive  Officer,  President
                                          and  President,  Financial  Services

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

/s/ James L. Clayton     September 20, 2000    Chairman of the Board
---------------------
James L. Clayton


/s/ Kevin T. Clayton    September 20, 2000     Chief Executive Officer, President
---------------------                          and President, Financial Services
Kevin T. Clayton                               (Principal Executive Officer)


/s/ Amber W. Krupacs    September 20, 2000     Vice President Finance
---------------------
Amber W. Krupacs


/s/ Greg A. Hamilton    September 20, 2000     Vice President and Controller
---------------------
Greg A. Hamilton


/s/ B. Joe Clayton      September 20, 2000     Director
---------------------
B. Joe Clayton


/s/ Dan W. Evins        September 20, 2000     Director
---------------------
Dan W. Evins


/s/ Wilma H. Jordan     September 20, 2000     Director
---------------------
Wilma H. Jordan


/s/ John J. Kalec       September 20, 2000     Director
---------------------
John J. Kalec


/s/ Thomas N. McAdams   September 20, 2000     Director
---------------------
Thomas N. McAdams


/s/ C. Warren Neel      September 20, 2000     Director
---------------------
C. Warren Neel