Form 10-Q
period 2000-09-30
CLAYTON HOMES INC
filed 2000-11-13
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED   September  30,  2000
                                   -----------------------

COMMISSION  FILE  NUMBER   1-8824
                        ---------

                         CLAYTON  HOMES,  INC.
---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                  62-1671360
----------------------------------       ----------------------------------
(State  or  other  jurisdiction  of      (I.R.S.  Employer  Identification
 incorporation  or  organization)         Number)

5000  Clayton  Road
Maryville,  Tennessee                                37804
----------------------------------       ----------------------------------
(Address of principal executive offices) (zip  code)

865-380-3000
----------------------------------
(Registrant's  telephone  number,  including  area  code)

    Indicate  by  check  mark  whether  the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing  requirements  for  the  past  90  days.    Yes [X]  No [ ].

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares of common stock $.10 par value, outstanding on September 30, 2000 -137,540,170.


                             CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited - in thousands except per share data)

                                                    Three Months Ended
                                                       September 30,

                                                      2000           1999
                                                ---------------  -----------
REVENUES
  Net sales                                      $      229,908   $  265,740
  Financial services                                     53,227       54,348
  Rental and other income                                17,672       17,209
                                                ---------------  -----------
    Total revenues                                      300,807      337,297
                                                ---------------  -----------
COSTS AND EXPENSES
  Cost of sales                                         153,631      178,483
  Selling, general and administrative                    94,361       98,248
  Financial services interest                               207          289
  Provision for credit losses                             7,200        4,000
                                                ---------------  -----------
    Total expenses                                      255,399      281,020
                                                ---------------  -----------
OPERATING INCOME                                         45,408       56,277
Interest income (expense), net/other                        574          147
                                                ---------------  -----------
Income before income taxes                               45,982       56,424
Provision for income taxes                               17,000       20,900
                                                ---------------  -----------
  Net income                                     $       28,982   $   35,524
                                                ===============  ===========
NET INCOME PER COMMON SHARE
  Basic                                          $         0.21   $     0.25
  Diluted                                                  0.21         0.25
DIVIDENDS PAID PER COMMON SHARE                  $        0.016   $    0.016
AVERAGE SHARES OUTSTANDING
  Basic                                                 137,519      141,040
  Diluted                                               137,838      141,413


                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (in thousands)
                                                  (unaudited)     (audited)
                                                 September 30,     June 30,
                                                     2000            2000
                                                ---------------  -----------
ASSETS
  Cash and cash equivalents                      $       32,019   $   43,912
  Trade receivables                                      14,560       21,796
  Other receivables, net                                537,300      500,942
  Residual interests in installment
     contract receivables                               153,144      150,329
  Inventories                                           209,877      222,431
  Property, plant and equipment, net                    309,535      305,479
  Other assets                                          245,998      261,489
                                                ---------------  -----------
    Total assets                                 $    1,502,433   $1,506,378
                                                ===============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities       $      112,515   $  122,760
  Debt obligations                                       98,423       99,216
  Other liabilities                                     227,500      248,027
                                                ---------------  -----------
    Total liabilities                                   438,438      470,003
SHAREHOLDERS' EQUITY
  Accumulated other comprehensive income (loss)              (1)        (681)
  Other shareholders' equity                          1,063,996    1,037,056
                                                ---------------  -----------
    Total shareholders' equity                        1,063,995    1,036,375
                                                ---------------  -----------
    Total liabilities and shareholders' equity   $    1,502,433   $1,506,378
                                                ===============  ===========
(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                   Three Months Ended
                                                                      September 30,

                                                                     2000        1999
                                                                  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  28,982   $  35,524
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                      5,569       4,990
    Amortization of installment contract receivables,
      net of gain on sale                                              5,058        (311)
    Provision for credit losses                                        7,200       4,000
    Deferred income taxes                                             (3,310)     (4,710)
    Decrease in other receivables, net                                 5,013      23,301
    Decrease in inventories                                           12,554       3,997
    Decrease in accounts payable, accrued liabilities,
      and other                                                      (21,698)    (32,353)
                                                                  ----------  ----------
      Cash provided by operations                                     39,368      34,438
    Origination of installment contract receivables                 (201,226)   (264,435)
    Proceeds from sales of originated installment
      contract receivables                                           245,511     197,925
    Principal collected on originated installment
      contract receivables                                             8,854      11,161
                                                                  ----------  ----------
      Net cash provided by (used in) operating activities             92,507     (20,911)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                     (127,251)    (32,388)
Proceeds from sales of acquired installment
  contract receivables                                                19,010      77,191
Principal collected on acquired installment
  contract receivables                                                 5,894       6,161
Acquisition of property, plant and equipment                          (9,625)     (9,426)
Decrease in restricted cash                                           10,407      10,454
                                                                  ----------  ----------
    Net cash provided by (used in) investing activities             (101,565)     51,992

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                             (2,368)     (2,351)
Repayment of long-term debt                                             (793)       (822)
Issuance of stock for incentive plans and other                          808         947
Repurchase of common stock                                              (482)    (26,622)
                                                                  ----------  ----------
    Net cash used in financing activities                             (2,835)    (28,848)
                                                                  ----------  ----------

Net increase (decrease) in cash and cash equivalents                 (11,893)      2,233
Cash and cash equivalents at beginning of period                      43,912       2,680
                                                                  ----------  ----------
Cash and cash equivalents at end of period                         $  32,019   $   4,913
                                                                  ==========  ==========


(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its wholly and majority owned subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 2000.

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 2000, the results of its operations and its cash flows for the three month periods ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature.

In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Such adoption did not have a material impact on the Company's reported results of operations, financial position or cash flows.

The Company also adopted the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) Issue No. 00-10, Accounting for Shipping and Handling Revenues and Costs, in the first quarter of 2001. Such adoption did not have a material impact on the Company's reported results of operations, financial position or cash flows.

2. The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the respective full years.

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

A committed one-year $300 million commercial paper conduit facility is utilized to facilitate the sale of manufactured housing contracts. The facility was not utilized as of September 30, 2000.

5. Reconciling items in excess of bank balances have been reclassified to Accounts payable and accrued liabilities.

                                 CLAYTON HOMES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                            Three Months Ended
                                               September 30,
(in thousands except per share data)           2000      1999
                                             --------  --------
Net income                                   $ 28,982  $ 35,524
Average shares outstanding
  Basic                                       137,519   141,040
  Add: common stock equivalents (1)               319       373
                                             --------  --------
  Diluted                                     137,838   141,413
Net income per common share
  Basic                                      $   0.21  $   0.25
  Diluted                                    $   0.21  $   0.25

(1)  Common stock equivalents are principally stock options.

7. The reserves for credit losses and contingent liabilities at September 30, 2000, and June 30, 2000, were $36,231,000 and $35,725,000, respectively.

8. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial
Statements. It summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment was issued in June 2000, which delays the implementation until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that its practices already comply with the provisions of SAB No. 101, and its adoption is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In  September  2000,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for fiscal years
ending  after  December  15,  2000.   Such adoption is not expected to have a
material impact on the Company's reported results of operations, financial position or cash flows.

                                 CLAYTON HOMES, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three month periods ended September 30, 2000 and 1999:


                                               Three Months Ended
                                                  September 30,
(in thousands)                              2000                1999
                                         ----------         ----------
REVENUES
  Retail                                 $  173,245         $  192,994
  Manufacturing                             131,634            159,250
  Financial Services                         42,812             44,943
  Communities                                22,600             21,511
  Intersegment sales                        (69,484)           (81,401)
                                         ----------         ----------
      Total revenues                     $  300,807         $  337,297
                                         ==========         ==========

INCOME FROM OPERATIONS
  Retail                                 $    8,167         $   15,409
  Manufacturing                              11,307             15,371
  Financial Services                         23,883             25,194
  Communities                                 3,454              3,268
  Eliminations/Other                         (1,403)            (2,965)
                                         ----------         ----------
      Total income from operations       $   45,408         $   56,277
                                         ==========         ==========

CAPITAL EXPENDITURES
  Retail                                 $    2,168         $    3,009
  Manufacturing                               1,326              3,318
  Financial Services                             93                105
  Communities                                 6,394              2,943
  Eliminations/Other                           (356)                51
                                         ----------         ----------
      Total capital expenditures         $    9,625         $    9,426
                                         ==========         ==========

                                     As of September 30,   As of June 30,
                                            2000               2000
                                         ----------         ----------
IDENTIFIABLE ASSETS
  Retail                                 $  269,644         $  287,705
  Manufacturing                              91,233            100,112
  Financial Services                        908,181            902,913
  Communities                               190,392            185,784
  Eliminations/Other                         42,983             29,864
                                         ----------         ----------
      Total identifiable assets          $1,502,433         $1,506,378
                                         ==========         ==========


PART  I  --  FINANCIAL  INFORMATION

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  6.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations.
             ----------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                  First Three Months
                                Fiscal Year 2001 vs 2000
                                ------------------------
Retail
   Dollar sales                             -11.2%
   Number of retail centers                 + 3.2%
   Dollar sales per retail center           -14.0%
   Price of home                            - 2.4%
Wholesale
   Dollar sales                             -20.5%
   Number of independent retailers          + 3.5%
   Dollar sales per independent retailer    -23.1%
   Price of home                            + 2.8%
Communities
   Dollar sales                             + 0.5%
   Number of communities                    + 1.3%
   Dollar sales per community               - 0.8%
   Price of home                            - 0.8%


Total revenues for the three months ended September 30, 2000, declined 11% to $301 million, which consisted of a 13% decrease in manufactured housing sales to $230 million, a 2% reduction in financial services income to $53 million and a 3% increase in rental and other income to $18 million.

Current conditions in the manufactured housing industry are highly competitive at both the retail and wholesale levels. Presently, the industry is faced with over-capacity in manufacturing and too many retail centers. This competitive environment, as well as rising interest rates and general credit tightening, has contributed to decreased industry and Company sales.

The Retail group experienced a reduction of net sales of 11% to $158 million as the average home price decreased 2% and the number of Company-owned sales
centers  increased  3%.   Reflecting  the
competitive  industry  environment,  as well as increased repossessed home sales and higher interest rates, the average number of homes sold per sales center declined 12%. In addition, net sales of the Manufacturing group to independent retailers decreased 20% to $62 million, and the number of homes sold decreased 23% to 2,645. However, the Communities group net sales increased slightly to
$10 million as 1% more homes were sold, while the average home selling price decreased 1%.

Within the Financial Services segment, interest and loan servicing revenues increased $4 million, and insurance related revenues rose $2 million. Rental and other income increased 3% on a 9% rise in Communities rental income.

Loans sold through asset-backed securities totaled $265 million, compared to $356 million during the same period last year. Financial services interest expense decreased 28% to $.2 million. Debt collateralized by installment contract receivables dropped 29% to an average of $8 million, and the weighted average interest rate increased to 10.6% from 10.4%.

Gross profit margins increased to 33.2% from 32.8%. This increase was partially attributable to a higher percentage of retail sales in the total sales mix. Selling, general and administrative expenses, as a percent of revenues, increased to 31.4% from 29.1% in the prior year period. This increase was primarily due to a decline in overall sales volume in addition to growth of Company-owned sales centers with a decrease in sales, and reduced capacity utilization in manufacturing. Additional set up costs associated with the shift in mix toward larger homes was also a factor. The increase in the provision for credit losses was primarily due to the additional number of contracts in repossession from the same period last year.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                   September 30,
                                                   2000     1999
                                                  -----    -----
Total delinquency as a percentage
  of contracts outstanding:
    All contracts                                 3.30%    2.53%
    Contracts originated by VMF                   2.71%    2.13%
    Contracts acquired from other institutions    6.09%    4.61%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                             Three Months Ended
                                                September 30,
                                                 2000    1999
                                                ------  ------
Net losses as a percentage of average
  loans outstanding (annualized):
    All contracts                                 1.5%    1.4%
    Contracts originated by VMF                   1.5%    1.2%
    Contracts acquired from other institutions    1.4%    3.2%

Number of contracts in repossession:
    All contracts                                2,557   1,977
    Contracts originated by VMF                  2,083   1,567
    Contracts acquired from other institutions     474     410

Total number of contacts in repossession
  as a percentage of total contracts              1.9%    1.6%

The overall decrease in inventories as of September 30, 2000, from June 30, 2000, is explained as follows:


($  in  millions)


Manufacturing                            Increase (decrease)
-------------                            -------------------
  Finished goods                                $ 8.4
  Raw materials                                  (9.0)

Retail
------
  Decrease in inventory levels  at 318
    Company-owned retail centers open at
    June 30, 2000                               (11.6)

Communities
-----------
  Decrease in inventory levels at 76
    Communities open at June 30, 2000            (0.6)
  Inventory to stock one new Community            0.2
                                         -------------------
                                               $(12.6)
                                         -------------------

On September 30, 2000, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased to $18 million, as compared to $33 million for the same period last year.

Liquidity  and  Capital  Resources
----------------------------------

Cash at September 30, 2000, was $32 million as compared to $44 million at June 30, 2000. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper conduit facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company's debt to capital ratio was 8% at September 30, 2000. The Company had long-term debt outstanding of $98 million and $99 million at September 30, 2000 and June 30, 2000, respectively. Short-term debt available consists of $186 million committed and $67 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR rates. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

A committed one year $300 million commercial paper conduit facility is available to facilitate the sale of manufactured housing contracts. The facility was not utilized at September 30, 2000. The Company owns its inventory; therefore no floorplanning arrangements are necessary.

New  Accounting  Pronouncements
-------------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. It summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. An amendment was issued in June 2000, which delays the implementation until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company believes that its practices already comply with the provisions of SAB No. 101, and its adoption is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In  September  2000,  the  Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which replaced SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. This statement is effective for fiscal years ending after December 15, 2000. Such adoption is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.


Forward  Looking  Statements
----------------------------

Certain statements in this quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks fall generally within three broad categories consisting of industry factors, management expertise, and government policy and economic conditions. Industry factors include such matters as potential periodic inventory adjustments by both captive and independent retailers, availability of wholesale and retail financing, general or seasonal weather conditions affecting sales and revenues, catastrophic events impacting insurance reserves, cost of labor and/or raw materials and industry consolidation trends creating fewer, but stronger, competitors capable of sustaining competitive pricing pressures.

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

PART  II -- OTHER  INFORMATION

ITEM  1  -  There were no reportable events for Items 1 through 5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)     27.  Financial  Data  Schedule  (SEC  use  only)

(b)          Reports on  Form  8-K.
             Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2000C. Filed
             August 15, 2000.
             Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-75405 pertaining to Senior Subordinate Pass-Through Certificates Series 2000C. Filed August 28, 2000.
             Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. pooling and servicing agreement pertaining to Senior Subordinate Pass-Through Certificates Series 2000C. Filed September 8, 2000.

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


Date: November  13,  2000     /s/  Kevin  T.  Clayton
      -------------------     -----------------------
                              Kevin  T.  Clayton
                              Chief  Executive  Officer  and  President



Date: November  13,  2000     /s/  Amber  W.  Krupacs
      -------------------     -----------------------
                              Amber  W.  Krupacs
                              Vice  President  Finance


Date: November  13,  2000     /s/  Greg  A.  Hamilton
      -------------------     -----------------------
                              Greg  A.  Hamilton
                              Vice  President  and  Controller