Form 10-Q
period 2000-12-31
CLAYTON HOMES INC
filed 2001-02-12
CIK 719547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

[X] QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED   December  31,  2000
                                   -----------------------

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

    Shares of common stock $.10 par value, outstanding on December 31, 2000 -137,650,319.

                                               CLAYTON HOMES, INC.
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited - in thousands except per share data)

                                                      Three Months Ended         Six Months Ended
                                                          December 31,              December 31,

                                                       2000         1999        2000          1999
                                                   -----------  -----------  -----------  -----------
REVENUES
Net sales                                             $204,138     $234,466     $434,046     $500,206
Financial services                                      61,511       57,570      114,738      111,918
Rental and other income                                 19,204       17,123       36,876       34,332
                                                   -----------  -----------  -----------  -----------
Total revenues                                         284,853      309,159      585,660      646,456
                                                   -----------  -----------  -----------  -----------
COSTS AND EXPENSES
Cost of sales                                          136,367      154,559      289,998      333,042
Selling, general and administrative                     92,731       94,378      187,092      192,626
Financial services interest                                187          271          394          560
Provision for credit losses                             10,100        4,400       17,300        8,400
                                                   -----------  -----------  -----------  -----------
Total expenses                                         239,385      253,608      494,784      534,628
                                                   -----------  -----------  -----------  -----------
OPERATING INCOME                                        45,468       55,551       90,876      111,828
Interest income (expense), net/other                    (1,903)         280       (1,329)         427
                                                   -----------  -----------  -----------  -----------
Income before income taxes                              43,565       55,831       89,547      112,255
Provision for income taxes                              16,100       20,600       33,100       41,500
                                                   -----------  -----------  -----------  -----------
Net income                                             $27,465      $35,231      $56,447      $70,755
                                                   ===========  ===========  ===========  ===========
NET INCOME PER COMMON SHARE
Basic                                                   $ 0.20       $ 0.25       $ 0.41       $ 0.50
Diluted                                                   0.20         0.25         0.41         0.50
DIVIDENDS PAID PER COMMON SHARE                         $0.016       $0.016       $0.032       $0.032
AVERAGE SHARES OUTSTANDING
Basic                                                  137,631      140,005      137,575      140,523
Diluted                                                138,073      140,342      137,944      140,886


                                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                                      (in thousands)
                                                                             (unaudited)    (audited)
                                                                             December 31,    June 30,
                                                                                 2000         2000
                                                                             -----------  -----------
ASSETS
Cash and cash equivalents                                                    $   43,780   $   43,912
Trade receivables                                                                11,634       21,796
Other receivables, net                                                          524,820      500,942
Residual interests in installment contract receivables                          158,376      150,329
Inventories                                                                     204,467      222,431
Property, plant and equipment, net                                              308,983      305,479
Other assets                                                                    244,090      261,489
                                                                             -----------  -----------
Total assets                                                                 $1,496,150   $1,506,378
                                                                             ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                                     $   80,542   $  122,760
Debt obligations                                                                 97,629       99,216
Other liabilities                                                               226,815      248,027
                                                                             -----------  -----------
Total liabilities                                                               404,986      470,003
SHAREHOLDERS' EQUITY
Accumulated other comprehensive income (loss)                                     1,036        (681)
Other shareholders' equity                                                    1,090,128    1,037,056
                                                                             -----------  -----------
Total shareholders' equity                                                    1,091,164    1,036,375
                                                                             -----------  -----------
Total liabilities and shareholders' equity                                   $1,496,150   $1,506,378
                                                                             ===========  ===========
(See accompanying notes to the condensed consolidated financial statements)

                                  CLAYTON HOMES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited - in thousands)


                                                                               Six Months Ended
                                                                                 December 31,

                                                                                2000        1999
                                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $  56,447   $  70,755
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation and amortization                                                10,824       9,993
   Amortization of installment contract receivables, net of gain on sale         6,360      (2,386)
   Provision for credit losses                                                  17,300       8,400
   Realized loss on securities available-for-sale                                  588         349
   Deferred income taxes                                                        (3,689)     (3,707)
   Decrease (increase) in other receivables, net                                (2,691)     44,362
   Decrease (increase) in inventories                                           17,964     (17,916)
   Decrease in accounts payable, accrued liabilities, and other                (69,213)   (122,708)
                                                                             ----------  ----------
     Cash provided by (used in) operations                                      33,890     (12,858)
   Origination of installment contract receivables                            (393,123)   (503,747)
   Proceeds from sales of originated installment contract receivables          468,213     556,424
   Principal collected on originated installment contract receivables           20,104      19,603
                                                                             ----------  ----------
     Net cash provided by operating activities                                 129,084      59,422

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                               (214,021)   (158,028)
Proceeds from sales of acquired installment contract receivables                64,594     149,676
Principal collected on acquired installment contract receivables                10,913       9,631
Proceeds from sales of securities available-for-sale                            19,427       9,772
Acquisition of property, plant and equipment                                   (14,328)    (18,917)
Decrease in restricted cash                                                      9,161      13,091
                                                                             ----------  ----------
     Net cash provided by(used in) investing activities                       (124,254)      5,225

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                       (4,627)     (4,753)
Repayment of long-term debt                                                     (1,587)     (1,643)
Issuance of stock for incentive plans and other                                  1,734       1,883
Repurchase of common stock                                                        (482)    (30,233)
                                                                             ----------  ----------
     Net cash used in financing activities                                      (4,962)    (34,746)
                                                                             ----------  ----------

Net increase (decrease) in cash and cash equivalents                              (132)     29,901
Cash and cash equivalents at beginning of period                                43,912       2,680
                                                                             ----------  ----------
Cash and cash equivalents at end of period                                   $  43,780   $  32,581
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

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 2000, and the results of its operations and its cash flows for the six month periods ended December 31, 2000, and 1999. All such adjustments are of a normal recurring nature.

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

2. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the respective full year.

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

Subsequent to December 31, 2000, the Company cancelled its committed one-year $300 million commercial paper conduit facility used to facilitate the sale of manufactured housing contracts. The facility was not utilized as of December 31, 2000. The Company is currently considering a replacement facility for a lower amount.
5. Reconciling items in excess of bank balances have been reclassified to "Accounts payable and accrued liabilities" in the accompanying balance sheets.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                                     Three Months Ended        Six Months Ended
                                                         December 31,             December 31,
(in thousands except per share data)                   2000        1999        2000        1999
                                                    ----------  ----------  ----------  ----------
Net income                                             $27,465     $35,231     $56,447     $70,755
Average shares outstanding
  Basic                                                137,631     140,005     137,575     140,523
  Add: common stock equivalents (1)                        442         337         369         363
                                                   -----------  ----------  ----------  ----------
  Diluted                                              138,073     140,342     137,944     140,886
Net income per common share
  Basic                                                 $ 0.20      $ 0.25      $ 0.41      $ 0.50
  Diluted                                               $ 0.20      $ 0.25      $ 0.41      $ 0.50

(1)  Common stock equivalents are principally stock options.


7. The reserves for credit losses and contingent liabilities at December 31, 2000, and June 30, 2000, were $33,860,000 and $35,725,000, respectively.

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

In October 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Under previously existing accounting requirements, declines in fair value of such beneficial interests were recognized as other than temporary impairment when the present value of the underlying cash flows discounted at a risk-free rate using current assumptions were less than the carrying value of such assets. Pursuant to EITF Issue No. 99-20, declines in fair value are to be considered other than temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed - as defined - from the previous valuation date.

Initial adoption of this new accounting guidance will be required for the Company's fourth quarter of fiscal 2001 and is to be reflected as a cumulative effect of an accounting change at the time of adoption. The Company is currently evaluating the timing of adoption of this new accounting requirement and its potential impact on the accounting for the Company's residual, regular and other interests retained at the time of its securitization transactions.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three month and six month periods ended December 31, 2000 and 1999:


                                          Three Months Ended        Six Months Ended
                                             December 31,              December 31,
(in thousands)                            2000           1999        2000        1999
                                       ------------  ----------  ----------  ----------
REVENUES
  Retail                                 $ 159,063   $  175,272   $ 332,308   $ 368,266
  Manufacturing                            117,273      153,205     248,907     312,455
  Financial Services                        50,930       47,714      93,742      92,657
  Communities                               19,954       20,458      42,554      41,969
  Intersegment sales                       (62,367)     (87,490)   (131,851)   (168,891)
                                       ------------  ----------  ----------  ----------
      Total revenues                     $ 284,853   $  309,159   $ 585,660   $ 646,456

INCOME FROM OPERATIONS
  Retail                                 $   4,349   $   12,498   $  12,516   $  27,907
  Manufacturing                              8,244       17,062      19,551      32,433
  Financial Services                        29,655       28,072      53,538      53,266
  Communities                                2,836        3,711       6,290       6,979
  Eliminations/Other                           384       (5,792)     (1,019)     (8,757)
                                       ------------  ----------  ----------  ----------
      Total income from operations       $  45,468   $   55,551   $  90,876   $ 111,828

CAPITAL EXPENDITURES
  Retail                                 $   1,423   $    3,304   $   3,591   $   6,313
  Manufacturing                              1,055        4,274       2,381       7,592
  Financial Services                            53          277         146         382
  Communities                                1,937        1,256       8,331       4,199
  Eliminations/Other                           235          380        (121)        431
                                       ------------  ----------  ----------  ----------
      Total capital expenditures         $   4,703   $    9,491   $  14,328   $  18,917

                                       December 31,    June 30,
                                           2000          2000
                                       ------------  ----------
IDENTIFIABLE ASSETS
  Retail                                 $ 260,987   $  287,705
  Manufacturing                             90,977      100,112
  Financial Services                       897,293      902,913
  Communities                              192,745      185,784
  Eliminations/Other                        54,148       29,864
                                     --------------  ----------
      Total identifiable assets         $1,496,150   $1,506,378

PART  I  --  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  7.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations.
             ------------------

SIX  MONTHS  ENDED  DECEMBER  31,  2000:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.


                                            First Six Months
                                         Fiscal Year 2001 vs 2000
                                         -------------------------
Retail
  Dollar sales                                    -10.9%
  Number of retail centers                        + 1.9%
  Dollar sales per retail center                  -12.6%
  Price of home                                   - 1.3%

Wholesale
  Dollar sales                                    -19.8%
  Number of independent retailers                 + 4.0%
  Dollar sales per independent retailer           -22.9%
  Price of home                                   + 5.8%

Communities
  Dollar sales                                    - 5.4%
  Number of communities                           + 1.3%
  Dollar sales per community                      - 6.6%
  Price of home                                   - 1.7%

Total revenues for the six months ended December 31, 2000, decreased 9% to $586 million, which consisted of a 13% decrease in manufactured housing sales to $434 million, a 3% increase in financial services income to $115 million and a 7 % increase in rental and other income to $37 million.

Current conditions in the manufactured housing industry are highly competitive at both the retail and wholesale levels. Presently, the industry is faced with over-capacity in manufacturing and too many retail centers. This competitive environment, as well as higher interest rates and general credit tightening, has contributed to decreased industry and Company sales. Thus, the Company expects operating results for the third quarter to be below the second quarter's results.

The Retail group experienced a reduction of net sales of 11% to $301 million as the average home price decreased 1% and the number of Company-owned sales centers increased 2%. Reflecting the competitive industry environment, as well as increased repossessed home sales and higher interest rates, the average number of homes sold per sales center declined 11%. In addition, net sales of the Manufacturing group to independent retailers decreased 20% to $116 million, and the number of homes sold decreased 24% to 4,772. The Communities group net sales decreased 5% to $18 million as 4% less homes were sold, and the average home selling price decreased 2%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues increased $8 million, and insurance related revenues rose $3 million. Rental and other income increased 7% as Communities rental income rose 8%.

Loans sold through asset-backed securities totaled $533 million, compared to $623 million during the same period last year. Financial services interest expense decreased $.2 million to $.4 million. Debt collateralized by installment contract receivables dropped 30% to an average of $7 million, and the weighted average interest rate increased to 10.58% from 10.50%.

Gross profit margins decreased to 33.2% from 33.4%. The decrease was attributable to more competitive pricing in the market. Selling, general and administrative expenses, as a percent of revenues, increased to 31.9% from 29.8% in the prior year period. This increase was primarily due to a decline in overall sales volume in addition to growth of Company-owned sales centers with a decrease in sales, and reduced capacity utilization in manufacturing. Additional set up costs associated with the shift in mix toward larger homes was also a factor. The increase in the provision for credit losses was primarily due to the additional number of contracts in repossession from the same period last year.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                                December 31,
                                                               2000     1999
                                                               ----     ----
Total delinquency as a percentage of contracts outstanding:
All contracts                                                  3.62%    3.42%
Contracts originated by VMF                                    2.93%    2.47%
Contracts acquired from other institutions                     7.07%    7.76%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                            Six Months Ended
                                              December 31,
                                             2000     1999
                                            ------   ------
Net losses as a percentage of average
loans outstanding (annualized):
All contracts                                 1.7%    1.5%
Contracts originated by VMF                   1.6%    1.3%
Contracts acquired from other institutions    2.0%    3.2%

Number of contracts in repossession:
All contracts                                2,726   2,208
Contracts originated by VMF                  2,252   1,772
Contracts acquired from other institutions     474     436

Total number of contracts in repossession
as a percentage of total contracts            2.0%    1.7%

The decrease in inventories as of December 31, 2000, from June 30, 2000, is explained as follows:


($  in  millions)
Manufacturing                               Increase (decrease)
-------------                               --------------------
Finished goods                                      $ 9.9
Raw materials                                        (6.3)

Retail
------
Decrease in inventory levels at
  Company-owned retail centers                      (23.3)

Communities
-----------
Increase in inventory levels at 76
  Communities open at June 30, 2000                   1.5
Inventory to stock one new Community                  0.2
                                                  --------
                                                   $(18.0)
                                                  --------

On December 31, 2000, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased to $9 million, as compared to $14 million for the same period last year.

SECOND  QUARTER  ENDED  DECEMBER  31,  2000:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.

                                            Second Three Months
                                          Fiscal Year 2001 vs 2000
                                          -------------------------
Retail
   Dollar sales                                     -10.5%
   Number of retail centers                           1.3%
   Dollar sales per retail center                   -11.6%
   Price of home                                      ----

Wholesale
   Dollar sales                                     -19.0%
   Number of independent retailers                    2.1%
   Dollar sales per independent retailer            -20.7%
   Price of home                                      9.6%

Communities
   Dollar sales                                     -12.2%
   Number of communities                              1.3%
   Dollar sales per community                       -13.4%
   Price of home                                     -2.9%

Total revenues for the three months ended December 31, 2000, decreased 8% to $285 million, which consisted of a 13% decrease in manufactured housing sales to $204 million, a 7% increase in financial services income to $62 million and a 12% increase in rental and other income to $19 million.

Current conditions in the manufactured housing industry are highly competitive at both the retail and wholesale levels. Presently, the industry is faced with over-capacity in manufacturing and too many retail centers. This competitive environment, as well as higher interest rates and general credit tightening, has contributed to decreased industry and Company sales. Thus, the Company expects operating results for the third quarter to be below the second quarter's results.

The Retail group experienced a reduction of net sales of 10% to $143 million, as the average home price remained constant while the number of Company-owned sales centers increased 1%. Reflecting the competitive industry environment, as well as increased repossessed home sales and higher interest rates, the average number of homes sold per sales center declined 12%. In addition, net sales of the Manufacturing group to independent retailers decreased 19% to $53 million, and the number of homes sold decreased 26% to 2,127. The Communities group net sales decreased 12% to $8 million as 10% less homes were sold, while the average home selling price decreased 3%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues increased $4 million, and insurance related revenues rose $2 million. Rental and other income increased 12% as Communities rental income rose 8%.

Loans sold through asset-backed securities totaled $268 million, compared to $267 million during the same period last year. Financial services interest expense decreased $.1 million to $.2 million. Debt collateralized by installment contract receivables dropped 31% to an average of $7 million, and the weighted average interest rate increased to 10.60% from 10.57%.

Gross profit margins decreased to 33.2% from 34.1%. The decrease was attributable to more competitive pricing in the market. Selling, general and administrative expenses, as a percent of revenues, increased to 32.6% from 30.5% in the prior year period. This increase was primarily due to a decline in overall sales volume in addition to growth of Company-owned sales centers with a decrease in sales, and reduced capacity utilization in manufacturing. Additional set up costs associated with the shift in mix toward larger homes was also a factor. The increase in the provision for credit losses was primarily due to the additional number of contracts in repossession from the same period last year.

The following table sets forth write-off experience for the quarters ended December 31, 2000 and 1999:

                                            Second Quarter Ended
                                                December 31,
                                               2000      1999
                                               -----     -----
Net losses as a percentage of average
loans outstanding (annualized):
   All contracts                                1.8%      1.6%
   Contracts originated by VMF                  1.7%      1.4%
   Contracts acquired from other institutions   2.3%      3.2%

Liquidity  and  Capital  Resources
----------------------------------

Cash was $44 million at December 31, 2000 and June 30, 2000. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a new commercial paper conduit facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company's debt to capital ratio was 8% at December 31, 2000. The Company had long-term debt outstanding of $98 million and $99 million at December 31, 2000 and June 30, 2000, respectively. Short-term debt available consists of $115 million committed and $67 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR rates. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

Subsequent to December 31, 2000, the Company cancelled its committed one-year $300 million commercial paper conduit facility used to facilitate the sale of manufactured housing contracts. The facility was not utilized as of December 31, 2000. The Company is currently considering a replacement facility for a lower amount. The Company owns its own inventory; therefore no floorplanning arrangements are necessary.

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

In October 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets.

Under previously existing accounting requirements, declines in fair value of such beneficial interests were recognized as other than temporary impairment when the present value of the underlying cash flows discounted at a risk-free rate using current assumptions were less than the carrying value of such assets. Pursuant to EITF Issue No. 99-20, declines in fair value are to be considered other than temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed - as defined - from the previous valuation date.

Initial adoption of this new accounting guidance will be required for the Company's fourth quarter of fiscal 2001 and is to be reflected as a cumulative effect of an accounting change at the time of adoption. The Company is currently evaluating the timing of adoption of this new accounting requirement and its potential impact on the accounting for the Company's residual, regular and other interests retained at the time of its securitization transactions.

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

ITEM  6  -    Exhibits  and  Reports  for  Form  8-K.
              ---------------------------------------

(a)           Reports  on  Form  8-K.
              Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2000D. Filed November 15, 2000.
              Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-75405 pertaining to Senior Subordinate Pass-Through Certificates Series 2000D. Filed November 29, 2000.

                               CLAYTON HOMES, INC.
                               -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CLAYTON  HOMES,  INC.
                                     ---------------------
                                     (Registrant)


Date:          February 12, 2001     /s/  Kevin  T.  Clayton
               -----------------     -----------------------
                                     Kevin  T.  Clayton
                                     Chief  Executive  Officer  and  President



Date:          February 12, 2001     /s/  Amber  W.  Krupacs
               -----------------     -----------------------
                                     Amber  W.  Krupacs
                                     Vice  President  Finance



Date:          February 12, 2001     /s/  Greg  A.  Hamilton
               -----------------     -----------------------
                                     Greg  A.  Hamilton
                                     Vice  President  and  Controller