Form 10-Q
period 2001-03-31
CLAYTON HOMES INC
filed 2001-05-11
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
   SECURITIES  EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED    March  31,  2001
                                     --------------------

COMMISSION  FILE  NUMBER   1-8824
                           ---------

                               CLAYTON HOMES, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                 62-1671360
--------                                 ----------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification
 incorporation  or  organization)        Number)

5000  Clayton  Road
Maryville,  Tennessee                    37804
---------------------                    -----------------
(Address  of  principal                 (zip  code)
 executive  offices)

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

    Shares  of  common  stock  $.10  par  value,  outstanding on March 31, 2001:
137,804,362.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited  -  in  thousands  except  per  share  data)



                                        Three Months Ended  Nine Months Ended
                                            March 31,           March 31,

                                        2001       2000      2001       2000
                                      ---------  --------  ---------  --------
REVENUES
Net sales                             $191,171   $229,378  $625,217   $729,584
Financial services                      63,086     59,588   177,824    171,506
Rental and other income                 17,813     18,015    54,689     52,347
                                      ---------  --------  ---------  --------
Total revenues                         272,070    306,981   857,730    953,437
                                      ---------  --------  ---------  --------
COSTS AND EXPENSES
Cost of sales                          127,037    152,647   417,035    485,689
Selling, general and administrative     93,547     92,164   280,639    284,790
Financial services interest                166        245       560        805
Provision for credit losses             12,700      5,200    30,000     13,600
                                      ---------  --------  ---------  --------
Total expenses                         233,450    250,256   728,234    784,884
                                      ---------  --------  ---------  --------
OPERATING INCOME                        38,620     56,725   129,496    168,553
Interest income (expense), net/other      (868)       268    (2,197)       695
                                      ---------  --------  ---------  --------
Income before income taxes              37,752     56,993   127,299    169,248
Provision for income taxes              14,000     21,100    47,100     62,600
                                      ---------  --------  ---------  --------
Net income                            $ 23,752   $ 35,893  $ 80,199   $106,648
                                      =========  ========  =========  ========
NET INCOME PER COMMON SHARE
Basic                                 $   0.17   $   0.26  $   0.58   $   0.76
Diluted                                   0.17       0.26      0.58       0.76
DIVIDENDS PAID PER COMMON SHARE       $  0.016   $  0.016  $  0.048   $  0.048
AVERAGE SHARES OUTSTANDING
Basic                                  137,767    138,839   137,638    139,966
Diluted                                138,722    139,121   138,179    140,395


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        (unaudited)    (audited)
                                                         March 31,      June 30,
                                                           2001           2000
                                                         ----------  -----------
ASSETS
Cash and cash equivalents                                $  197,209  $   43,912
Trade receivables                                            11,151      21,796
Other receivables, net                                      424,048     500,942
Residual interests in installment contract receivables      161,511     150,329
Inventories                                                 184,373     222,431
Property, plant and equipment, net                          308,461     305,479
Other assets                                                254,135     261,489
                                                         ----------  -----------
Total assets                                             $1,540,888  $1,506,378
                                                         ==========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                 $   82,998  $  122,760
Debt obligations                                             96,837      99,216
Other liabilities                                           246,759     248,027
                                                         ----------  -----------
Total liabilities                                           426,594     470,003
SHAREHOLDERS' EQUITY
Accumulated other comprehensive income (loss)                 1,477        (681)
Other shareholders' equity                                1,112,817   1,037,056
                                                         ----------  -----------
Total shareholders' equity                                1,114,294   1,036,375
                                                         ----------  -----------
Total liabilities and shareholders' equity               $1,540,888  $1,506,378
                                                         ==========  ===========

(See  accompanying  notes  to  the  condensed consolidated financial statements)

                                  CLAYTON HOMES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited  -  in  thousands)

                                                                         Nine Months Ended
                                                                              March 31,
                                                                          2001        2000
                                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  80,199   $ 106,648
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization                                             15,765      15,078
Amortization of installment contract receivables, net of gain on sale      5,730       2,846
Provision for credit losses                                               30,000      13,600
Realized loss on securities available-for-sale                               488         484
Deferred income taxes                                                     (8,579)     (4,270)
Decrease in other receivables, net                                         4,800      33,540
Decrease (increase) in inventories                                        38,058     (22,814)
Decrease in accounts payable, accrued liabilities, and other             (76,858)   (108,815)
                                                                       ----------  ----------
Cash provided by operations                                               89,603      36,297
Origination of installment contract receivables                         (593,871)   (736,452)
Proceeds from sales of originated installment contract receivables       667,002     736,001
Principal collected on originated installment contract receivables        27,509      34,784
                                                                       ----------  ----------
Net cash provided by operating activities                                190,243      70,630

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                         (273,619)   (177,654)
Proceeds from sales of acquired installment contract receivables         219,454     138,142
Principal collected on acquired installment contract receivables          16,339      13,352
Proceeds from sales of securities available-for-sale                      29,527      28,966
Acquisition of property, plant and equipment                             (18,747)    (26,298)
Decrease (increase) in restricted cash                                    (3,083)     10,105
                                                                       ----------  ----------
Net cash used in investing activities                                    (30,129)    (13,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                 (7,001)     (7,020)
Repayment of long-term debt                                               (2,379)     (2,465)
Issuance of stock for incentive plans and other                            3,045       2,669
Repurchase of common stock                                                  (482)    (45,107)
                                                                       ----------  ----------
Net cash used in financing activities                                     (6,817)    (51,923)
                                                                       ----------  ----------

Net increase in cash and cash equivalents                                153,297       5,320
Cash and cash equivalents at beginning of period                          43,912       2,680
                                                                       ----------  ----------
Cash and cash equivalents at end of period                             $ 197,209   $   8,000
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

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 2001, and 2000. All such adjustments are of a normal recurring nature.

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

2. The results of operations for the nine months ended March 31, 2001, are not necessarily indicative of the results to be expected for the respective full year.

3.     Certain  reclassifications  have  been  made  to  the 2000 financial
statements  to  conform  to  the  2001     presentation.

4. The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On January 11, 2001, the Company cancelled its committed one-year $300 million commercial paper conduit facility used to facilitate the sale of manufactured housing contracts. The Company is currently considering a replacement facility for a lower amount.

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

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                       Three Months Ended     Nine Months Ended
                                            March 31,             March 31,
(in thousands except per share data)     2001       2000       2001       2000
                                      ----------  --------  ----------  --------
Net income                            $   23,752  $ 35,893  $   80,199  $106,648
Average shares outstanding
Basic                                    137,767   138,839     137,638   139,966
Add:  common stock equivalents (1)           955       282         541       429
                                      ----------  --------  ----------  --------
Diluted                                  138,722   139,121     138,179   140,395
Net income per common share
Basic                                      $0.17     $0.26       $0.58     $0.76
Diluted                                    $0.17     $0.26       $0.58     $0.76

(1)  Common stock equivalents are principally stock options.


7. The reserves for credit losses and contingent liabilities at March 31, 2001, and June 30, 2000, were $33,150,000 and $35,725,000, respectively.

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

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

9. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three-month and nine-month periods ended March 31, 2001 and 2000:

                                       Three Months Ended         Nine Months Ended
                                            March 31,                 March 31,
(in thousands)                          2001         2000         2001         2000
                                     -----------  -----------  -----------  ----------
REVENUES
  Retail                             $  152,791   $  169,226   $  485,099   $ 537,492
  Manufacturing                         110,895      143,180      359,802     455,635
  Financial Services                     51,867       49,392      145,609     142,049
  Communities                            20,814       24,451       63,368      66,420
  Intersegment sales                    (64,297)     (79,268)    (196,148)   (248,159)
                                     -----------  -----------  -----------  ----------
      Total revenues                 $  272,070   $  306,981   $  857,730   $ 953,437

INCOME FROM OPERATIONS
  Retail                             $    5,463   $   11,316   $   17,979   $  39,223
  Manufacturing                           5,595       13,925       25,146      46,358
  Financial Services                     25,197       29,661       78,735      82,927
  Communities                             3,416        4,468        9,706      11,447
  Eliminations/Other                     (1,051)      (2,645)      (2,070)    (11,402)
                                     -----------  -----------  -----------  ----------
      Total income from operations   $   38,620   $   56,725   $  129,496   $ 168,553

CAPITAL EXPENDITURES
  Retail                             $      310   $    1,655   $    3,901   $   7,968
  Manufacturing                             886        2,369        3,267       9,961
  Financial Services                          -           59          146         441
  Communities                             2,441        2,827       10,772       7,026
  Eliminations/Other                        782          471          661         902
                                     -----------  -----------  -----------  ----------
      Total capital expenditures     $    4,419   $    7,381   $   18,747   $  26,298

                                       March 31,    June 30,
                                         2001         2000
                                     -----------  -----------
IDENTIFIABLE ASSETS
  Retail                             $  244,973   $  287,705
  Manufacturing                          80,093      100,112
  Financial Services                    804,458      902,913
  Communities                           190,317      185,784
  Eliminations/Other                    221,047       29,864
                                     -----------  -----------
      Total identifiable assets      $1,540,888   $1,506,378

PART  I  -  -  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------
See  pages  2  through  7.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of Operations.
             -----------------------

NINE  MONTHS  ENDED  MARCH  31,  2001:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.


                                      Nine Months Ended March 31,
                                       Fiscal Year 2001 vs 2000
                                       -------------------------
Retail
  Dollar sales                                    -10.9%
  Number of retail centers                        + 1.1%
  Dollar sales per retail center                  -11.9%
  Price of home                                   - 0.9%

Wholesale
  Dollar sales                                    -22.0%
  Number of independent retailers                 + 3.9%
  Dollar sales per independent retailer           -24.9%
  Price of home                                   + 6.5%

Communities
  Dollar sales                                    -16.9%
  Number of communities                           + 1.3%
  Dollar sales per community                      -17.9%
  Price of home                                   - 0.1%

Total revenues for the nine months ended March 31, 2001, decreased 10% to $858 million, which consisted of a 14% decrease in manufactured housing sales to $625 million, a 4% increase in financial services income to $178 million and a 4% increase in rental and other income to $55 million.

Current conditions in the manufactured housing industry are highly competitive at both the retail and wholesale levels. Presently, the industry is faced with over-capacity in manufacturing and too many retail centers. This competitive environment, as well as an increase in industry foreclosures and aged retailer inventory, has contributed to decreased industry and Company sales.

The Retail group experienced a reduction of net sales of 11% to $437 million as the average home price decreased 1% and the number of Company-owned sales centers increased 1%. Reflecting the competitive industry environment, as well as increased repossessed home sales and higher interest rates, the average number of homes sold per sales center declined 11%. In addition, net sales of the

Manufacturing group to independent retailers decreased 22% to $162 million,
while  wholesale  shipments  declined  27% to 6,683.   The Communities group net
sales decreased 17% to $26 million as 17% less homes were sold, and the average home selling price remained constant.

Within the revenues for the Financial Services segment, interest and loan servicing revenues increased $13 million, and insurance related revenues rose $5 million. Rental and other income increased 4% as Communities rental income rose 8%.

Loans sold through asset-backed securities totaled $886 million, compared to $894 million during the same period last year. Financial services interest expense decreased $.2 million to $.6 million. Debt collateralized by installment contract receivables dropped 31% to an average of $7 million, and the weighted average interest rate increased to 10.59% from 10.45%.

Gross profit margins decreased slightly to 33.3% from 33.4%. Selling, general and administrative expenses, as a percent of revenues, increased to 32.7% from 29.9% in the prior year period. This increase was primarily due to a decline in overall sales volume in addition to growth of Company-owned sales centers with a decrease in sales, and reduced capacity utilization in manufacturing. Additional set up costs associated with the shift in mix toward larger homes was also a factor. The increase in the provision for credit losses was primarily due to the additional number of contracts in repossession from the same period last year.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                              March 31,
                                                             2001   2000
                                                             -----  -----
Total delinquency as a percentage of contracts outstanding:
All contracts                                                2.53%  2.36%
Contracts originated by VMF                                  2.10%  1.65%
Contracts acquired from other institutions                   4.56%  5.78%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                            Nine Months Ended
                                                 March 31,
                                               2001    2000
                                              ------  ------
Net losses as a percentage of average
loans outstanding (annualized):
  All contracts                                 1.7%    1.4%
  Contracts originated by VMF                   1.6%    1.2%
  Contracts acquired from other institutions    2.1%    2.8%

Number of contracts in repossession:
  All contracts                               2,611   2,001
  Contracts originated by VMF                 2,109   1,544
  Contracts acquired from other institutions    502     457

Total number of contracts in repossession
as a percentage of total contracts              1.9%    1.6%

The decrease in inventories as of March 31, 2001, from June 30, 2000, is explained as follows:


($  in  millions)

Manufacturing                         Increase (decrease)
-------------                         --------------------
Finished goods                                $ 4.7
Raw materials                                  (8.7)

Retail
-------
Decrease in inventory levels at
  Company-owned retail centers                (32.7)

Communities
-----------
Increase in inventory levels at 76
  Communities open at June 30, 2000            (1.7)
Inventory to stock one new Community            0.3
                                      --------------------
                                             $(38.1)
                                      --------------------

On March 31, 2001, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) increased to $21 million, as compared to $12 million for the same period last year.

THIRD  QUARTER  ENDED  MARCH  31,  2001:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.

                                    Third Quarter Ended March 31,
                                      Fiscal Year 2001 vs 2000
                                      -------------------------
Retail
  Dollar sales                                  -11.0%
  Number of retail centers                      - 0.8%
  Dollar sales per retail center                -10.2%
  Price of home                                 - 0.1%

Wholesale
  Dollar sales                                  -27.0%
  Number of independent retailers               + 2.5%
  Dollar sales per independent retailer         -28.8%
  Price of home                                 + 8.0%

Communities
  Dollar sales                                  -34.3%
  Number of communities                         + 1.3%
  Dollar sales per community                    -35.1%
  Price of home                                 + 2.8%

Total revenues for the three months ended March 31, 2001, decreased 11% to $272 million, which consisted of a 17% decrease in manufactured housing sales to $191 million, a 6% increase in financial services income to $63 million and a 1% decrease in rental and other income to $18 million.

Current conditions in the manufactured housing industry remain highly competitive at both the retail and wholesale levels. Presently, the industry is faced with over-capacity in manufacturing and too many retail centers. This competitive environment, as well as an increase in industry foreclosures and aged retailer inventory, has contributed to decreased industry and Company sales.

The Retail group experienced a reduction of net sales of 11% to $137 million, as the average home price remained constant while the number of Company-owned sales centers decreased 1%. Reflecting the competitive industry environment, as well as increased foreclosed home sales and higher interest rates, the average number of homes sold per sales center declined 10%. In addition, net sales of the Manufacturing group to independent retailers decreased 27% to $46 million, while wholesale shipments decreased 32% to 1,911. However, the Company's market share increased to 11% from 9% a year earlier. The Communities group net sales decreased 34% to $8 million as 36% less homes were sold to 241, while the average home selling price increased 3%.

Within the revenues for the Financial Services segment, interest and loan servicing revenues increased $5 million, and insurance related revenues rose $2 million. Rental and other income decreased 1% as Communities rental income rose 7%.

Loans sold through asset-backed securities totaled $353 million, compared to $271 million during the same period last year. Financial services interest expense decreased $.1 million to $.2 million. Debt collateralized by installment contract receivables dropped 34% to an average of $6 million, and the weighted average interest rate increased to 10.60% from 10.34%.

Gross profit margins remained constant at 33.5%. Selling, general and administrative expenses, as a percent of revenues, increased to 34.4% from 30.0% in the prior year period. This increase was primarily due to a decline in overall sales volume in addition to growth of Company-owned sales centers with a decrease in sales, and reduced capacity utilization in manufacturing. Additional set up costs associated with the shift in mix toward larger homes was also a factor. The increase in the provision for credit losses was primarily due to the additional number of contracts in repossession from the same period last year.

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                         Third Quarter Ended
                                               March 31,
                                            2001      2000
                                            -----     -----
Net losses as a percentage of average
loans outstanding (annualized):
All contracts                                1.7%      1.3%
Contracts originated by VMF                  1.7%      1.1%
Contracts acquired from other institutions   2.3%      2.6%

Liquidity  and  Capital  Resources
----------------------------------

Cash was $197 million and $44 million at March 31, 2001 and June 30, 2000, respectively. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company's debt to capital ratio was 8% at March 31, 2001. The Company had long-term debt outstanding of $97 million and $99 million at March 31, 2001, and June 30, 2000, respectively. Short-term debt available consists of $115 million committed and $67 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR rates. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On January 11, 2001, the Company cancelled its committed one-year $300 million commercial paper conduit facility used to facilitate the sale of manufactured housing contracts. The Company is currently considering a replacement facility for a lower amount. The Company owns its own inventory; therefore no floorplanning arrangements are necessary.

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

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Item  1  through  Item  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)         Reports  on  Form  8-K.
            Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2001A. Filed February 15, 2001.

            Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-75405 pertaining to Senior Subordinate Pass-Through Certificates Series 2001A. Filed February 26, 2001.

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


Date:          May  11,  2001     /s/  Kevin  T.  Clayton
               --------------     -----------------------
                                  Kevin  T.  Clayton
                                  Chief  Executive  Officer  and  President



Date:          May  11,  2001     /s/  Amber  W.  Krupacs
               --------------     -----------------------
                                  Amber  W.  Krupacs
                                  Vice  President  Finance



Date:          May  11,  2001     /s/  Greg  A.  Hamilton
               --------------     -----------------------
                                  Greg  A.  Hamilton
                                  Vice  President  and  Controller