Form 10-K405
period 2001-06-30
CLAYTON HOMES INC
filed 2001-09-21
CIK 719547

FORM  10-K

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  June  30,  2001
                                        OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934
For  the  transition  period  from        to
                                   ------    ------

Commission  file  number  1-8824
                             CLAYTON  HOMES,  INC.
     (Exact  name  of  registrant  as  specified  in  its  charter)

Delaware                               62-1671360
----------------------------------    ----------------------------------------
(State  or  other  jurisdiction       (I.R.S.  Employer Identification  Number)
of  incorporation or  organization)


5000  Clayton  Road
Maryville,  Tennessee                  37804
----------------------------------    ----------------------------------------
(Address  of  principal  executive    (Zip  Code)
offices)

Registrant's  telephone  number,  including  area  code:  865-380-3000
Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                              Name  of  each  exchange  on
Title  of  each  class                        which  registered
-----------------------------------------     --------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 15, 2001, was approximately $1,501,377,348 (99,693,051 shares at closing price on the NYSE of $15.06).

Shares of common stock, $.10 par value, outstanding on August 15, 2001, were 138,089,368.

Exhibit  index  appears  on  pages  14-15.

                DOCUMENTS  INCORPORATED  BY  REFERENCE


Part of Form 10-K                                      Documents from which portions are incorporated by reference
-----------------------------------------------------  -----------------------------------------------------------------
Part II (except for Item 5)                            Annual Report to Shareholders for fiscal year ended June 30, 2001

Part III                                               Proxy Statement relating to Company's
                                                       Annual Meeting of Shareholders on October 30, 2001

                             CLAYTON  HOMES,  INC.

                                    PART  I

ITEM  1.  BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries (the Company) produce, sell, finance and insure primarily low to medium-priced manufactured homes. The Company's 20 manufacturing plants produce homes which are marketed in 33 states through 1,012 retailers, of which 297 are Company-owned sales centers and 81 are Company-owned community sales offices. Installment financing and insurance products are offered to its home buyers and those buying from selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. (VMF). The Company acts as agent, earns commissions and reinsures risks on physical damage, family protection, and home buyer protection insurance policies issued by a non-related insurance company (ceding company) in connection with its home sales. The Company also develops, owns, and manages manufactured housing communities.

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


                                              YEAR ENDED JUNE 30,
                                            2001      2000      1999
                                           ------    ------    ------
Sales by Company-owned retail centers
  and communities                            54%       55%       53%
Sales to independent retailers               19%       22%       25%
Financial services and other                 27%       23%       22%
                                           ------    ------    ------
Total                                       100%      100%      100%
                                           ------    ------    ------

For information relating to the Company's four major business segments, see Note 11 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders.

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

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 35,000 homes per year. During the fiscal year ended June 30, 2001, the Company produced 19,701 homes.

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

The Company offers one year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and not those of the Company. Warranty and service costs during the years ended June 30, 2001, June 30, 2000, and June 30, 1999, amounted to approximately $14,193,000, $14,589,000, and $16,085,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $35,000,000 and $16,000,000 on June 30, 2001, and 2000, respectively. Based on the Company's production rate, approximately three weeks would be required to fill backlog orders at June 30, 2001.

SALES  OF  HOMES  MANUFACTURED  BY  THE  COMPANY

The following table sets forth manufacturing sales and other data for the periods indicated.

                                                                 YEAR  ENDED JUNE 30,
                                                               2001      2000      1999
                                                               ----      ----      ----
Number of homes sold to independent retailers                  9,119    12,247    14,980
Number of homes shipped to Company-owned retail centers       10,804    14,101    13,364
                                                              ------    ------    ------
Total                                                         19,923    26,348    28,344
                                                              ======    ======    ======
Number of plants operating                                        20        20        19
Number of independent retailers                                  634       707       671
Number of Company-owned communities                               81        76        75
Number of Company-owned retail centers                           297       318       306

COMPANY  RETAIL  OPERATIONS

As of June 30, 2001, the Company sold homes through 297 Company-owned retail centers in 23 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously-owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.

                                                           YEAR ENDED JUNE 30,
                                                          2001     2000     1999
                                                         -------  -------  -------
Number of Company-owned retail centers                       297      318      306
Number of new homes sold (including homes built by the
    Company and by other manufacturers)                   12,346   14,022   14,894
Average retail price of new homes sold                   $43,643  $43,892  $41,173
Number of previously-owned homes sold                      3,556    3,910    4,580

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

INDEPENDENT  RETAILERS

In the years ended June 30, 2001, and 2000, 46% of homes manufactured by the Company were sold to its independent retailers. As of June 30, 2001, the Company supplied 634 independent retailers in 32 states with homes. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers ensure the Company that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, VMF, provides financing for retail customers of select independent retailers with terms and conditions similar to those provided to Company-owned locations. In addition, VMF also provides inventory financing for certain independent retailers.

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

The Company's independent retailers generally provide their own inventory financing, allowing the Company to receive payment for homes within two weeks after the home is constructed. The Company does not require agreements with its independent retailers, and the relationship between the Company and each of its independent retailers may be terminated at any time by either party. The Company believes its relationships with independent retailers are good, and has experienced relatively little turnover among independent retailers in the past several years. The Company generally has little control over the operations of independent retailers.

Typically the Company neither provides inventory financing arrangements for independent retailer purchases nor consigns homes. As is customary in the industry, lenders financing independent retailer purchases require that the Company execute repurchase agreements which provide that, in the event of retailer default under the retailer's inventory financing arrangements, the Company will repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs. Historically, any homes repurchased under such agreements are immediately resold to other retailers, including Company-owned retail centers, at approximately the repurchase price. During the last five fiscal years, the Company has incurred no significant losses resulting from these contingent obligations, but there can be no assurance that losses will not occur in the future.

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

                                   YEAR ENDED JUNE 30,
                                2001      2000      1999
                               -----     -----     -----
VMF                              74%       76%       72%
Conventional lenders              2%        3%        7%
Customer arranged or cash        24%       21%       21%
                               -----     -----     -----
Total                           100%      100%      100%
                               =====     =====     =====

VMF also purchases and originates manufactured housing installment contract receivables (also referred to as manufactured housing contracts) on an individual basis from independent retailers. Retailers submit home buyer applications to VMF for approval and, provided that credit reports, employment verification, and income and debt analysis meet VMF's criteria, a contract purchase commitment is issued to the selling retailer.

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

VMF's underwriting guidelines require that each applicant's credit, residence, employment history and income to debt payment ratios meet predetermined guidelines. If in the judgment of the VMF credit manager an applicant does not meet minimum underwriting criteria, there must be other determining criteria in order for an applicant to be approved. Credit managers confirm that the credit investigation gives a complete and up-to-date accounting of the applicant's creditworthiness and are encouraged to obtain second opinions on loans for relatively large dollar amounts or those which tend to rank lower in terms of underwriting criteria. Generally, the sum of the monthly installment housing obligation, which includes the manufactured home loan payment and monthly site costs, should not exceed 35% of the applicant's gross monthly income.

With respect to those home buyers which are approved, VMF requires a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the retailer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by licensed appraisers or by retail personnel, who are not appraisers but are familiar with the area in which the property is located. The average down-payment for 2001 was 19% of the purchase price, while the minimum down-payment for qualified buyers was 5%. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees and set-up costs.

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

The Company offers a bi-weekly payment program which provides for 26 payments per year, allowing home buyers the convenience of electronically drafting payments from their checking accounts while reducing the overall term of the loan. The Company believes that such financing options are attractive to the customer and improve market acceptance of its homes as well as improve delinquency and repossession experience.

During the last 13 fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company-owned retail centers. In fiscal 1988, VMF originated 5,692 contracts and in fiscal 2001, VMF originated 21,720 contracts. At June 30, 2001, VMF was servicing approximately 148,000 contracts with an aggregate dollar amount of $4.3 billion. VMF originated or purchased approximately 138,000 of these contracts with an aggregate dollar amount of $4.1 billion. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods is as follows:

                                                 CONTRACT ORIGINATIONS
                                                   YEAR ENDED JUNE 30,
                                              2001       2000        1999
                                            ---------  ---------  -----------
Principal balance of contracts originated
  (in thousands)                            $815,058   $982,570   $1,085,484
Number of contracts originated                21,720     26,161       30,165
Average contract size                       $ 37,526   $ 37,559   $   35,985
Average interest rate                          11.67%     10.85%       10.40%

The following table indicates the number of loans (in thousands) serviced by VMF on the dates indicated:

                                              LOANS SERVICED (IN THOUSANDS)
                                                    YEAR ENDED JUNE 30,
                                               2001       2000        1999
                                               ----       ----        ----
Originated and purchased loans serviced         138        130         120
Master servicing contracts                       10         12          15
                                               ----       ----        ----
Total                                           148        142         135

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans, while long-term financing is obtained through the capital markets. In fiscal 2001, VMF completed three public offerings of asset-backed securities totaling $886 million. In excess of $6.4 billion of securities have been issued and sold since 1991.

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

Loans insured by the Federal Housing Administration (FHA) or guaranteed by the Veterans Administration (VA) are permanently funded through the Government National Mortgage Association (GNMA) pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $2,500,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 2001, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $1,647,000. As of June 30, 2001, VMF was servicing 226 GNMA pools totaling $85 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition and corporate existence. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. At June 30, 2001, and 2000, the outstanding principal balances of these receivables totaled approximately $84 million and $117 million, respectively. There were no receivables sold with recourse in 2001, 2000 and 1999.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. Certain acquired contracts are originated by banks or commercial lenders, and acquired indirectly or directly by VMF. The acquired contracts are purchased on the basis of underwriting criteria that may be different from and may not be as strict as VMF's underwriting criteria.

In fiscal 1994 and 1998, VMF became the servicer of 20,180 and 10,013 manufactured housing installment sales contracts with approximate principal balances of $285 million and $267 million, respectively. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to these portfolios. At June 30, 2001, VMF was servicing approximately 10,000 of these installment sales contracts with an approximate principal balance of $188 million.

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

                                         DELINQUENCY PERCENTAGE AT JUNE 30,
                                               2001      2000     1999
                                               ----      ----     ----
Total delinquencies as percentage of
  contracts outstanding
  All contracts                                 2.59%    2.19%    2.07%
  Contracts originated by VMF                   2.12     1.67     1.84
  Contracts acquired from other institutions    4.89     4.88     3.14

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                      YEAR ENDED JUNE 30,
                                                  2001      2000       1999
                                                  ----      ----       ----
Net losses as percentage of average
  loans outstanding
     All contracts                                1.8%       1.4%       1.4%
     Contracts originated by VMF                  1.7%       1.2%       1.0%
     Contracts acquired from other institutions   2.5%       2.8%       3.7%
Number of contracts in repossession
     All contracts                               2,652      2,231      1,857
     Contracts originated by VMF                 2,191      1,774      1,374
     Contracts acquired from other institutions    461        457        483
Total number of contracts in repossession as
  percentage of total contracts                  1.93%      1.72%      1.54%

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

INSURANCE OPERATIONS. The Company acts as agent on physical damage, family protection, and home buyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 2001, the Company acted as the agent on physical damage, family protection, and home buyer protection policies on approximately 67%, 54%, and 78%, respectively, of Company retail sales. Physical damage and home buyer protection plan policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD (VPAC), a wholly-owned subsidiary of the Company.

The family protection insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, (VLAC), Midland States Life Insurance Company (MSLC) and Eastern States Life Insurance Company (ESLC), which are majority-owned subsidiaries of the Company.

MANUFACTURED  HOUSING  COMMUNITIES

The Company owns and operates 81 manufactured home communities in 12 states. These communities provide attractive living environments to residents leasing sites for manufactured homes, many of which are built and sold by the Company. In addition, these communities also lease sites to residents who already own their homes. Some communities also lease or rent Company-owned manufactured homes and the sites.

In fiscal 2001 the Communities group purchased or developed 733 home sites in five communities and added 220 sites at existing locations, bringing total sites owned to 21,121 at June 30, 2001, a 5% increase from the prior year. See "Item
2. Properties." Communities' overall revenues were down 3% in 2001. Rental revenues rose 8% and sales decreased 12%. The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:


                                    JUNE 30,
                             2001     2000     1999
                             ----     ----     ----
Homes sites owned          21,121   20,168   19,708
Occupancy rate                75%      75%      73%

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

EMPLOYEES

As of June 30, 2001, the Company employed 6,554 persons. Of these, 1,905 were employed in retail, 3,529 in manufacturing, 580 in financial services, 455 in communities and 85 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

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

LOCATION  OF  PROPERTY



                               APPROXIMATE                                 APPROXIMATE
MANUFACTURING OPERATIONS       SQUARE FEET       MANUFACTURING OPERATIONS  SQUARE FEET
Owned by Company                                 Owned by Company
  Arizona                                          Tennessee (continued)
    El Mirage                    123,000             Ardmore                  100,000
  Georgia                                            Rutledge                  87,000
    Waycross                     100,000             Bean Station #1          114,000
  Kentucky                                           Bean Station #2          137,000
    Hodgenville                  130,000             Andersonville            128,000
  North Carolina                                     White Pine               137,000
    Henderson                    112,000           Texas
    Oxford                        92,000             Waco #1                  148,000
    Richfield                    194,000             Waco #2                   99,000
  Tennessee                                          Bonham                   117,000
    Maynardville                 110,000             Sulphur Springs          113,000
    Savannah #1                  104,000
    Savannah #2                  109,000          Leased
                                                    Halls, Tennessee           63,000

                               APPROXIMATE                                 APPROXIMATE
COMMUNITIES                      ACRES          COMMUNITIES                   ACRES
Owned by Company                                 Owned by Company
  Arizona                                          Tennessee
    El Mirage                         35             Chattanooga                   34
    Glendale                          14             Knoxville (4)                202
    Phoenix                           47             LaVergne                      76
  Florida                                            Louisville                    41
    Gainesville (2)                  132             Millington                    29
    Jacksonville (5)                 330             Morristown                    12
    Kissimmee                         41             Maryville (2)                 34
    Mulberry (2)                     162             Powell (2)                    69
    Plant City                        38             Sevierville                  115
    Princeton                         37             Smyrna                        26
    Tallahassee                       39             Tullahoma                     18
  Georgia                                          Texas
    Douglasville (2)                  97             Arlington                     39
    Rossville                         78             Dallas (3)                   140
  Iowa                                               Denton (3)                   201
    Carter Lake                       41             Fort Worth (4)               154
  Michigan                                           Flower Mound                  18
    Kalamazoo                        126             Greenville                    40
  Missouri                                           Houston (3)                  153
    Independence                      90             Humble                        55
  North Carolina                                     Little Elm                    86
    Greensboro                        83             Pearland                      50
  Oklahoma                                           San Angelo                    90
    Edmond                            37             San Antonio (6)              294
    Enid                              20             Schertz                       71
    Lawton                            38             Wilmer                        69
    Midwest City                      25             Wylie (2)                    209
    Norman                            44           Virginia
    Oklahoma City (2)                116             Evington                      70
  South Carolina                                     Blacksburg                    38
    Columbia                          97
    Florence (2)                      97

The  Company-owned  retail  centers  are three to four acre sites with a special manufactured office unit serving as the sales office. The remainder of the retail center site is devoted to the display of homes. Of the 297 retail centers, 162 are owned and 135 occupy leased property. The Company does not believe that any individual retail sales center property is material to its overall business.

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

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) The Company's Common Stock is traded on the New York Stock Exchange. The following table sets forth, for fiscal years 2001 and 2000, respectively, the range of high and low closing sale prices as reported by the New York Stock Exchange, Inc.

                             Fiscal                Fiscal
                              2001                  2000
                              ----                  ----
Quarter Ended             High      Low        High      Low
   September             $10.00    $8.13      $11.88    $8.56
   December               12.88     8.75       11.94     8.50
   March                  14.50    12.05       10.13     7.81
   June                   15.82    11.55       10.38     7.94

(b) As of August 15, 2001, there were 9,687 holders of record (approximately 44,000 beneficial holders) of the Company's Common Stock.

(c) It is the policy of the Board of Directors of the Company to reinvest substantially all earnings in the business. At its April 2001 meeting, the Board of Directors changed the Company dividend policy from quarterly payments to an annual payment. The first annual dividend of 6.4 cents per share will be paid in January 2002. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors. Additionally, certain of the Company's financing agreements have various covenants that restrict payments which may be made for dividends and other stock transactions.

The following portions of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference (page number references are to Annual Report):

ITEM  6.  SELECTED  FINANCIAL  DATA.
Eleven  Year  Review  on  page  12.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13-15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Market Risk on page 14-15.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

 -  Quarterly  Results  (unaudited)  on  page  15.
 -  Report  of  Independent  Accountants  on  page  16.
 -  Consolidated  Balance  Sheets  on  page  16.
 -  Consolidated  Statements  of  Income  on  page  17.
 -  Consolidated  Statements  of  Shareholders'  Equity  on  page  17.
 -  Consolidated  Statements  of  Cash  Flows  on  page  18.
 -  Notes  to  the  Consolidated  Financial  Statements  on  pages  19-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not  applicable.

                            PART  III
ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

EXECUTIVE  OFFICERS  OF  THE  COMPANY


NAME                 AGE      POSITION
Kevin T. Clayton      38      Chief Executive Officer, President, and President, Financial Services (a)

David M. Booth        48      Executive Vice President and President, Retail (b)

Richard D. Strachan   59      Executive Vice President and President, Manufacturing (c)

John J. Kalec         51      Senior Vice President and Chief Financial Officer (d)

Allen Morgan          54      Vice President and General Manager, Communities (e)

Amber W. Krupacs      37      Vice President Finance (f)

Greg A. Hamilton      43      Vice President and Controller (g)

(a) Mr. Clayton has been President of Financial Services since 1995. Prior to that time, he served in various management positions with the Company. In August 1997, he was named President and Chief Operating Officer of the Company. In July 1999, he was named Chief Executive Officer.
(b) Mr. Booth has been Executive Vice President of the Company since 1997 and President of Retail since 1995. Prior to that time, he served as Executive Vice President of Retail and in other management positions with the Company.
(c) Mr. Strachan has been Executive Vice President of the Company and President of Manufacturing since 1998 and President of Manufacturing since 1997. Prior to that time, he served as Vice President and General Manager of Manufacturing as well as other significant management positions with the Company and within the industry.
(d) Mr. Kalec rejoined the Company in 2001. From January 2000 to August 2001, he was Chief Financial Officer and Executive Vice President of iPIX. From August 1998 to January 2000, he served as Vice President and Chief Financial Officer of Interactive Pictures. Prior to that time, he served as Senior Vice President, Chief Financial Officer, and Secretary of Clayton Homes, Inc. from 1996 to 1998.
(e) Prior to joining the Company in 1998, as General Manager of the Communities Group, Mr. Morgan was Superintendent of Knox County, Tennessee Schools from 1992 to 1998. In September 1999, he was named Vice President of the Company.
(f) Ms. Krupacs has been Vice President Finance since 1998. She joined the Company in December 1993 as Tax Manager. From August 1998 through August 1999, she served as Secretary.
(g) Mr. Hamilton joined the Company in February 1997 as Corporate Controller and was named Vice President and Controller of the Company in August 1998. From 1984 to 1997, he served in various finance and accounting positions with Philips Consumer Electronics Company.

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

              The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 2001 Annual Report to Shareholders for the year ended June 30, 2001.

              Report  of  Independent  Accountants.

              Consolidated Balance Sheets - June 30, 2001, and 2000.

              Consolidated Statements of Income - years ended June 30, 2001, 2000 and 1999.

              Consolidated Statements of Shareholders' Equity - years ended June 30, 2001, 2000 and 1999.

              Consolidated Statements of Cash Flows - years ended June 30, 2001, 2000 and 1999.

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

            *(b)  1991 Employees Stock Option Plan.  (C)

            *(c)  Clayton Homes, Inc. 1997 Employees Stock Incentive Plan.  (G)

            *(d)  Director's Equity Plan.  (E)

            *(e)  Directors' Equity Plan.  (E)

            *(f)  1996 Outside Directors Equity Plan.  (D)

         13. Annual Report to Shareholders for year ended June 30, 2001. (B)

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

(C) Filed with Registration Statement on Form S-8 (SEC File No. 333-83565) and incorporated by reference thereto.

(D) Filed with Registration Statement on Form S-8 (SEC File No. 333-83543) and incorporated by reference thereto.

(E) Filed with Registration Statement on Form S-8 (SEC File No. 333-83545) and incorporated by reference thereto.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alcoa, State of Tennessee, on September 21, 2001.

                                    CLAYTON  HOMES,  INC.

                                    By:     /s/  Kevin  T.  Clayton
                                            -----------------------
                                            Kevin T. Clayton
                                            Chief Executive Officer, President
                                            and President, Financial Services

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


/s/ James L. Clayton                          September 21, 2001          Chairman of the Board
-------------------------------------
James L. Clayton


/s/ Kevin T. Clayton                          September 21, 2001          Chief Executive Officer, President
-------------------------------------                                     and President, Financial Services
Kevin T. Clayton                                                          (Principal Executive Officer)


/s/ John J. Kalec                             September 21, 2001          Senior Vice President and
-------------------------------------                                     Chief Financial Officer
John J. Kalec


/s/ Amber W. Krupacs                          September 21, 2001          Vice President Finance
-------------------------------------
Amber W. Krupacs


/s/ Greg A. Hamilton                          September 21, 2001          Vice President and Controller
-------------------------------------
Greg A. Hamilton


/s/ B. Joe Clayton                            September 21, 2001          Director
-------------------------------------
B. Joe Clayton


/s/ Dan W. Evins                              September 21, 2001          Director
-------------------------------------
Dan W. Evins


/s/ Wilma H. Jordan                           September 21, 2001          Director
-------------------------------------
Wilma H. Jordan


/s/ Thomas N. McAdams                         September 21, 2001          Director
-------------------------------------
Thomas N. McAdams


/s/ C. Warren Neel                            September 21, 2001          Director
-------------------------------------
C. Warren Neel