Form 10-Q
period 2001-09-30
CLAYTON HOMES INC
filed 2001-11-13
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   September  30,  2001
                                   -----------------------

COMMISSION  FILE  NUMBER   1-8824
                         ---------

                         CLAYTON  HOMES,  INC.

             (Exact name of registrant as specified in its charter)

Delaware                                62-1671360
-----------------------------------     -----------------------------------
(State  or  other  jurisdiction  of     (I.R.S.  Employer  Identification
 incorporation  or  organization)        Number)

5000  Clayton  Road
Maryville,  Tennessee                    37804
-----------------------------------     -----------------------------------
(Address of  principal                  (zip  code)
 executive  offices)

865-380-3000
-----------------------------------
(Registrant's  telephone  number,  including  area  code)

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

    Shares of common stock $.10 par value, outstanding on September 30, 2001 -137,268,992.


                        CLAYTON HOMES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       (Unaudited - in thousands except per share data)

                                          Three Months Ended
                                             September 30,

                                            2001       2000
                                          ---------  --------
REVENUES
Net sales                                 $227,503   $229,908
Financial services                          61,026     53,227
Rental and other income                     17,541     17,672
                                          ---------  --------
Total revenues                             306,070    300,807
                                          ---------  --------
COSTS AND EXPENSES
Cost of sales                              149,099    153,631
Selling, general and administrative         96,162     94,361
Financial services interest                    127        207
Provision for credit losses                 13,560      7,200
                                          ---------  --------
Total expenses                             258,948    255,399
                                          ---------  --------
OPERATING INCOME                            47,122     45,408
Interest income (expense), net and other    (5,002)       574
                                          ---------  --------
Income before income taxes                  42,120     45,982
Provision for income taxes                  15,600     17,000
                                          ---------  --------
Net income                                $ 26,520   $ 28,982
                                          =========  ========
NET INCOME PER COMMON SHARE
Basic                                     $   0.19   $   0.21
Diluted                                       0.19       0.21
DIVIDENDS PAID PER COMMON SHARE           $      -   $  0.016
AVERAGE SHARES OUTSTANDING
Basic                                      138,030    137,519
Diluted                                    139,129    137,838

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       (unaudited)   (audited)
                                                       September 30,  June 30,
                                                           2001         2001
                                                        ----------  ----------
ASSETS
Cash and cash equivalents                               $   93,289  $   47,763
Trade receivables                                           12,386      14,683
Other receivables, net                                     593,639     657,224
Residual interests in installment contract receivables     176,335     170,122
Inventories                                                173,828     185,695
Property, plant and equipment, net                         308,496     309,438
Other assets                                               250,468     269,245
                                                        ----------  ----------
Total assets                                            $1,608,441  $1,654,170
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued liabilities                $  108,333  $  118,057
Debt obligations                                            95,292     141,862
Other liabilities                                          237,073     246,773
                                                        ----------  ----------
Total liabilities                                          440,698     506,692
SHAREHOLDERS' EQUITY
Accumulated other comprehensive income                      11,023       8,949
Other shareholders' equity                               1,156,720   1,138,529
                                                        ----------  ----------
Total shareholders' equity                               1,167,743   1,147,478
                                                        ----------  ----------
Total liabilities and shareholders' equity              $1,608,441  $1,654,170
                                                        ==========  ==========
(See accompanying notes to the condensed consolidated financial statements)

                                  CLAYTON HOMES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited  -  in  thousands)

                                                                        Three Months Ended
                                                                           September 30,
                                                                          2001        2000
                                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $  26,520   $  28,982
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization                                              5,089       5,569
Amortization of installment contract receivables, net of gain on sale        998       5,058
Provision for credit losses                                               13,560       7,200
Deferred income taxes                                                     (3,190)     (3,310)
Decrease (increase) in other receivables, net                            (16,242)     10,752
Decrease in inventories                                                   11,867      12,554
Decrease in accounts payable, accrued liabilities, and other             (24,995)    (27,437)
                                                                       ----------  ----------
Cash provided by operations                                               13,607      39,368
Origination of installment contract receivables                         (217,390)   (201,226)
Proceeds from sales of originated installment contract receivables       235,035     245,511
Principal collected on originated installment contract receivables        14,473       8,854
                                                                       ----------  ----------
Net cash provided by operating activities                                 45,725      92,507

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                          (59,759)   (127,251)
Proceeds from sales of acquired installment contract receivables          92,096      19,010
Principal collected on acquired installment contract receivables           7,083       5,894
Acquisition of property, plant and equipment                              (4,147)     (9,625)
Decrease in restricted cash and investments                               19,371      10,407
                                                                       ----------  ----------
Net cash provided by (used in) investing activities                       54,644    (101,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                      -      (2,368)
Repayment of debt obligations                                            (46,570)       (793)
Issuance of stock for incentive plans and other                            1,364         808
Repurchase of common stock                                                (9,637)       (482)
                                                                       ----------  ----------
Net cash used in financing activities                                    (54,843)     (2,835)
                                                                       ----------  ----------

Net increase (decrease) in cash and cash equivalents                      45,526     (11,893)
Cash and cash equivalents at beginning of period                          47,763      43,912
                                                                       ----------  ----------
Cash and cash equivalents at end of period                             $  93,289   $  32,019
                                                                       ==========  ==========
(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its wholly and majority owned subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 2001.

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of September 30, 2001, the results of its operations and its cash flows for the three month periods ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature.

2. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the respective full year.

3. In April 2001, the Company adopted Emerging Issues Task Force (EITF) 99-20, Recognition of Interest Income and Retained Beneficial Interests in Securitized Financial Assets. Under the new guidelines, the Company evaluated the expected future cash flows from its available-for-sale interest-only securities on an disaggregate security by security basis and determined that there was a favorable difference in estimated cash flows of $1.8 million ($1.1 million after tax) for the quarter ended September 30, 2001. This favorable adjustment has been recorded as an element of accumulated other comprehensive income.

4. The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The key economic assumptions used in the valuation of the residual interest for the securitization completed during the quarter were: prepayment speed of 300% of the MHP model, weighted average life of 4.52 years, expected credit losses of 1.98% and residual cash flow discount rate of 15.75%. The key economic assumptions used in the valuation of the existing portfolio generally remained the same as those used at June 30, 2001.

5. The Company has $75 million of 6.25% Senior Notes due December 30, 2003, the proceeds of which are primarily used to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

A committed one-year $150 million participation facility is available to facilitate the sale of manufactured housing contracts. The facility was not utilized as of September 30, 2001.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. The changes in accumulated other comprehensive income were reflected by a $1.1 million after tax unrealized gain on residual interests as well as a $1.0 million after tax unrealized gain on securities available-for sale.

7. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                             Three Months Ended
                                                 September 30,
(in thousands except per share data)           2001          2000
                                             --------      --------
Net income                                    $26,520      $ 28,982
Average shares outstanding
  Basic                                       138,030       137,519
  Add:  common stock equivalents (1)            1,099           319
                                              -------       -------
  Diluted                                     139,129       137,838
Net income per common share
  Basic                                         $0.19         $0.21
  Diluted                                       $0.19         $0.21
(1)  Common stock equivalents are principally stock options.


8. In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible
Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect and the adoption of SFAS 142 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002 (early application is encouraged). Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

9. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three-month periods ended September 30, 2001 and 2000:

                                           Three Months Ended
                                              September 30,
(in thousands)                             2001               2000
                                       -----------        -----------
REVENUES
  Retail                               $  175,397         $  173,245
  Manufacturing                           131,519            131,634
  Financial Services                       49,649             42,812
  Communities                              20,425             22,600
  Intersegment sales                      (70,920)           (69,484)
                                       -----------        -----------
      Total revenues                   $  306,070         $  300,807
                                       ===========        ===========

INCOME FROM OPERATIONS
  Retail                               $    8,135         $    8,167
  Manufacturing                            12,151             11,307
  Financial Services                       25,844             23,883
  Communities                               2,830              3,454
  Eliminations/Other                       (1,838)            (1,403)
                                       -----------        -----------
      Total income from operations     $    47,122         $   45,408
                                       ===========        ===========

CAPITAL EXPENDITURES
  Retail                                $    1,283         $    2,168
  Manufacturing                                898              1,326
  Financial Services                           274                 93
  Communities                                1,346              6,394
  Eliminations/Other                           346               (356)
                                       -----------        -----------
      Total capital expenditures        $    4,147         $    9,625
                                       ===========        ===========

                                   As of September 30,    As of June 30,
                                            2001               2001
                                       -----------        -----------
IDENTIFIABLE ASSETS
  Retail                                $  239,408         $  255,793
  Manufacturing                             75,460             82,616
  Financial Services                       989,685          1,080,416
  Communities                              193,299            191,802
  Eliminations/Other                       110,589             43,543
                                       -----------        -----------
      Total identifiable assets         $1,608,441         $1,654,170
                                       ===========        ===========

PART  I  -  -  FINANCIAL  INFORMATION

ITEM  1.       Financial  Statements.
               ---------------------

               See  pages  2  through  6.

ITEM  2.       Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations.
               -----------------------

THREE  MONTHS  ENDED  SEPTEMBER  30,  2001:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, communities and independent retailers, the average sales per location, and the average price per home sold in each category.

                                          First Three Months
                                       Fiscal Year 2001 vs 2000
                                       -------------------------
Retail
  Dollar sales                                    + 0.8%
  Number of retail centers                        - 6.8%
  Dollar sales per retail center                  + 8.1%
  Price of home                                   + 5.6%

Wholesale
  Dollar sales                                    - 2.1%
  Number of independent retailers                 - 9.0%
  Dollar sales per independent retailer           + 7.6%
  Price of home                                   +10.7%

Communities
  Dollar sales                                    -23.7%
  Number of communities                           + 5.9%
  Dollar sales per community                      -27.9%
  Price of home                                   - 1.1%

Total revenues for the three months ended September 30, 2001, increased 2% to $306 million, which consisted of a 1% decrease in manufactured housing sales to $228 million, a 15% increase in financial services income to $61 million and a 1% decrease in rental and other income to $18 million.

Manufactured housing industry conditions remain highly competitive at both the retail and wholesale levels. This competitive environment, as well as an increase in industry foreclosures and aging retail inventory, has contributed to decreased industry and Company sales and significant closings of industry retail stores.

The Retail group experienced an increase in net sales of 1% to $159 million as the average home price increased 6%, the average number of homes sold per sales center increased 2%, and the number of Company-owned sales centers decreased 7%. In addition, net sales of the Manufacturing group to independent retailers decreased 2% to $61 million, and the number of homes sold decreased 12% to 2,340. The Communities group net sales decreased 24% to $8 million as 23% fewer homes were sold and the average home selling price decreased 1%.

Within the Financial Services segment, interest and loan servicing revenues increased $3 million, and insurance related revenues rose $1 million. Rental and other income decreased 1% while Communities rental income rose 2%.

Loans sold through issuance of asset-backed securities totaled $400 million (including pre-funding of $73 million), compared to $265 million during the same period last year. Debt collateralized by installment contract receivables dropped 40% to an average of $5 million, and the weighted average interest rate increased to 10.8% from 10.6%.

Gross profit margins increased to 34.5% from 33.2%. This increase was partially attributable to a shift in mix towards multi-sectional homes. Selling, general and administrative expenses, as a percent of revenues, remained steady at 31.4%. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year.

Interest and other expense increased $5.6 million to $5 million. This increase was attributable to falling interest rates which adversely impacted the value of the Company's interest rate swaps. During the quarter ended September 30, 2001, there was an unfavorable mark-to-market adjustment of $3.9 million relating to the swaps. In the comparable quarter last year, there was a $1.7 million mark-to-market favorable swap adjustment.

The following table represents delinquent installment sales contracts and loan agreements as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                              September 30,
                                                             2001      2000
                                                             -----     -----
Total delinquency as a percentage of contracts outstanding:
   All contracts                                             4.14%     3.30%
   Contracts originated by VMF                               3.71%     2.71%
   Contracts acquired from other institutions                6.45%     6.09%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                              Three Months Ended
                                                 September 30,
                                                2001       2000
                                               ------     ------
Net losses as a percentage of average
 loans outstanding (annualized):
   All contracts                                  2.0%     1.5%
   Contracts originated by VMF                    2.1%     1.5%
   Contracts acquired from other institutions     1.6%     1.4%

Number of contracts in repossession:
   All contracts                                 2,899    2,557
   Contracts originated by VMF                   2,443    2,083
   Contracts acquired from other institutions      456      474

Total number of contracts in repossession
  as a percentage of total contracts              2.1%     1.9%


The overall decrease in inventories as of September 30, 2001, from June 30, 2001, is explained as follows:




Manufacturing                         Increase (decrease)
-------------                        --------------------
Finished goods                             $  1.3
Raw materials                                (6.7)

Retail
------
Decrease in inventory levels  at 296
   Company-owned retail centers open at
   June 30, 2001                             (8.2)

Communities
-----------
Increase in inventory levels at 81
   Communities open at June 30, 2001          1.7
                                      --------------------
                                           $(11.9)
                                      ====================

On September 30, 2001, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) increased to $43 million, as compared to $18 million for the same period last year.

Liquidity  and  Capital  Resources
----------------------------------

Cash at September 30, 2001, was $93 million as compared to $48 million at June 30, 2001. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables.

The Company's debt to capital ratio was 8% at September 30, 2001. The Company had debt outstanding of $95 million and $142 million at September 30, 2001 and June 30, 2001, respectively. This reduction of debt resulted from the Company's $400 million ABS transaction in August, 2001. Short-term debt available consists of $165 million committed and $71 million uncommitted lines of credit. These lines of credit do not require collateral and are based on LIBOR. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, proceeds of which are used primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

A committed one year $150 million participation facility is available to facilitate the sale of manufactured housing contracts. The facility was not utilized at September 30, 2001. The Company owns its inventory; therefore no floorplanning arrangements are necessary.

Forward  Looking  Statements
----------------------------

Certain statements in this quarterly report are forward looking as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks fall generally within three broad categories consisting of industry factors, management expertise, and government policy and economic conditions. Industry factors include such matters as potential periodic inventory adjustments by both captive and independent retailers, availability of wholesale and retail financing, general or seasonal weather conditions affecting sales and revenues, catastrophic events impacting insurance costs, cost of labor and/or raw materials and industry consolidation trends creating fewer, but stronger, competitors capable of sustaining competitive pricing pressures.

Management expertise and experience affects its overall ability to anticipate and meet consumer preferences, maintain successful marketing programs, continue quality manufacturing output, keep a strong cost management oversight, and achieve stable results from its securitization activities.

Lastly, management has little control over government policy and economic conditions such as prevailing interest rates, capital market liquidity, government monetary policy, stable regulation of manufacturing standards, consumer confidence, favorable trade policies, and general prevailing economic and employment conditions.

PART  II  - -  OTHER  INFORMATION

ITEM  1  -     There  were  no  reportable  events  for  Items  1  through  5.

ITEM  6  -     Exhibits  and  Reports  for  Form  8-K.
               ---------------------------------------

(a)  Reports  on  Form  8-K.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2001B. Filed August 14, 2001.

Clayton Homes, Inc./ Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-57532 pertaining to Senior Subordinate Pass-Through Certificates Series 2001B. Filed August 24, 2001.

Clayton Homes, Inc./ Vanderbilt Mortgage & Finance, Inc. pooling and servicing agreement pertaining to Senior Subordinate Pass-Through Certificates Series 2001B. Filed September 6, 2001.

                               CLAYTON HOMES, INC.
                               -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CLAYTON  HOMES,  INC.
                              ---------------------
                              (Registrant)

Date:          November 13,  2001      /s/  Kevin T. Clayton
               -------------------     -----------------------
                                       Kevin T. Clayton
                                       Chief Executive Officer and President



Date:          November 13,  2001      /s/  John J. Kalec
               -------------------     -----------------------
                                       John J. Kalec
                                       Senior Vice President and
                                       Chief Financial Officer



Date:          November 13,  2001      /s/  Greg  A.  Hamilton
               -------------------     -----------------------
                                       Greg  A.  Hamilton
                                       Vice  President  and  Controller