Form 10-Q
period 2001-12-31
CLAYTON HOMES INC
filed 2002-02-12
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   December  31,  2001
                                   -----------------------

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

    Shares  of  common  stock  $.10  par value, outstanding on January 31, 2001:
137,618,480.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                         Three Months Ended   Six Months Ended
                                            December 31,         December 31,

                                          2001      2000       2001       2000
                                        --------  ---------  ---------  ---------
REVENUES
  Net sales                             $207,753  $204,138   $435,256   $434,046
  Financial services                      80,631    61,511    141,657    114,738
  Rental and other income                 18,436    19,204     35,977     36,876
                                        --------  ---------  ---------  ---------
    Total revenues                       306,820   284,853    612,890    585,660
                                        --------  ---------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales                          135,425   136,367    284,524    289,998
  Selling, general and administrative    101,238    92,731    197,400    187,092
  Financial services interest                109       187        236        394
  Provision for credit losses             16,640    10,100     30,200     17,300
                                        --------  ---------  ---------  ---------
    Total expenses                       253,412   239,385    512,360    494,784
                                        --------  ---------  ---------  ---------
OPERATING INCOME                          53,408    45,468    100,530     90,876
Interest income (expense), net/other           -    (1,903)    (5,002)    (1,329)
                                        --------  ---------  ---------  ---------
Income before income taxes                53,408    43,565     95,528     89,547
Provision for income taxes                19,700    16,100     35,300     33,100
                                        --------  ---------  ---------  ---------
  Net income                            $ 33,708  $ 27,465   $ 60,228   $ 56,447
                                      ========  =========  =========  =========
NET INCOME PER COMMON SHARE
  Basic                                 $   0.25  $   0.20   $   0.44   $   0.41
  Diluted                                   0.24      0.20       0.43       0.41
DIVIDENDS PAID PER COMMON SHARE         $      -  $  0.016   $      -   $  0.032
AVERAGE SHARES OUTSTANDING
  Basic                                  137,391   137,631    137,711    137,575
  Diluted                                138,438   138,073    138,785    137,944

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        (unaudited)
                                                        December 31,  June 30,
                                                           2001        2001
                                                        ----------  ----------
ASSETS
  Cash and cash equivalents                             $   25,010  $   47,763
  Trade receivables                                          8,824      14,683
  Other receivables, net                                   644,416     657,224
  Residual interests in installment contract receivables   197,805     170,122
  Inventories                                              180,473     185,695
  Property, plant and equipment, net                       309,501     309,438
  Other assets                                             263,040     269,245
                                                        ----------  ----------
    Total assets                                        $1,629,069  $1,654,170
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities              $   81,095  $  118,057
  Debt obligations                                          94,492     141,862
  Other liabilities                                        250,075     246,773
                                                        ----------  ----------
    Total liabilities                                      425,662     506,692
SHAREHOLDERS' EQUITY
  Accumulated other comprehensive income                    10,771       8,949
  Other shareholders' equity                             1,192,636   1,138,529
                                                        ----------  ----------
    Total shareholders' equity                           1,203,407   1,147,478
                                                        ----------  ----------
    Total liabilities and shareholders' equity          $1,629,069  $1,654,170
                                                        ==========  ==========

(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited  -  in  thousands)

                                                                             Six Months Ended
                                                                               December 31,

                                                                              2001        2000
                                                                           ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $  60,228   $  56,447
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                              9,489      10,824
    Amortization associated with sale of installment contract receivables     22,525      20,484
    Gain on sale of installment contract receivables                         (35,510)    (14,124)
    Provision for credit losses                                               30,200      17,300
    Realized loss on securities available-for-sale                                 -         588
    Deferred income taxes                                                     (3,027)     (3,689)
    Decrease (increase)  in other receivables, net                           (52,508)     10,887
    Decrease in inventories                                                    5,222      17,964
    Decrease in accounts payable, accrued liabilities, and other             (40,956)    (82,791)
                                                                           ----------  ----------
      Cash provided by operations                                             (4,337)     33,890
    Origination of installment contract receivables                         (436,279)   (393,123)
    Proceeds from sales of originated installment contract receivables       670,374     468,213
    Principal collected on originated installment contract receivables        23,430      20,104
                                                                           ----------  ----------
      Net cash provided by operating activities                              253,188     129,084

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                             (885,451)   (214,021)
Proceeds from sales of acquired installment contract receivables             643,902      64,594
Principal collected on acquired installment contract receivables              32,539      10,913
Proceeds from sales of securities available-for-sale                               -      19,427
Acquisition of property, plant and equipment                                  (9,552)    (14,328)
Decrease (increase) in restricted cash                                        (3,888)      9,161
                                                                           ----------  ----------
      Net cash used in investing activities                                 (222,450)   (124,254)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                          -      (4,627)
Repayment of debt obligations                                                (47,370)     (1,587)
Issuance of stock for incentive plans and other                                3,516       1,734
Repurchase of common stock                                                    (9,637)       (482)
                                                                           ----------  ----------
      Net cash used in financing activities                                  (53,491)     (4,962)
                                                                           ----------  ----------

Net decrease in cash and cash equivalents                                    (22,753)       (132)
Cash and cash equivalents at beginning of period                              47,763      43,912
                                                                           ----------  ----------
Cash and cash equivalents at end of period                                 $  25,010   $  43,780
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

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of December 31, 2001, and the results of its operations and its cash flows for the three and six month periods ended December 31, 2001 and 2000. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2001, are not necessarily indicative of the results to be expected for the respective full year.

2. The Company follows the accounting requirements of Emerging Issues Task Force
(EITF) 99-20, Recognition of Interest Income and Retained Beneficial Interests in Securitized Financial Assets. Under these guidelines, the Company evaluated the expected future cash flows from its available-for-sale interest-only securities on a disaggregate security by security basis and determined that there was a favorable difference in estimated cash flows of $3.3 million ($2.1 million after tax) for the six months ended December 31, 2001. This favorable adjustment has been recorded as an element of accumulated other comprehensive income. Other changes in accumulated other comprehensive income are included in the following:

                                                        Three Months ended           Six Months ended
                                                            December 31,               December 31,

                                                           2001     2000               2001     2000
                                                          -------  ------              -------  ------
Accumulated other comprehensive income beginning balance  11,023      (1)               8,949    (681)
Unrealized gains (losses) on securities
  available-for-sale                                      (1,230)    667                 (277)  1,347
Unrealized gains (losses) on residual interests              978       -                2,099       -
Reclassification of realized losses on securities
  available-for-sale included in net income                    -     370                    -     370
                                                          -------  ------              -------  ------
Accumulated other comprehensive income ending balance. .  10,771   1,036               10,771   1,036
                                                          =======  ======              =======  ======

3. The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The key economic assumptions used in the valuation of the residual interest for the securitization completed during the quarter were: prepayment speed of 300% of the MHP (Manufactured Housing Prepayment speed) model, weighted average life of
4.48 years, expected credit losses of 2.44% and residual cash flow discount rate of 15.75%. The key economic assumptions used in the valuation of the existing portfolio generally remained the same as those used at June 30, 2001.

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

On December 21, 2001, the Company acquired manufactured housing installment contract receivables with an aggregate outstanding principal balance of $900 million. In conjunction with that transaction, the Company sold $500 million of the receivables through a committed one-year sales facility, while retaining the servicing rights. This sale resulted in a pre-tax gain of $6.2 million during the quarter ended December 31, 2001 as a result of the servicing asset for the same amount being recorded.

In addition, a committed one-year $150 million participation facility is available to facilitate the future sale of manufactured housing contracts. The participation facility was not utilized as of December 31, 2001.

5. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                    Three Months Ended     Six Months Ended
                                       December 31,          December 31,
(in thousands except per share data)  2001      2000       2001      2000
                                    --------  --------    --------  --------
Net income                          $ 33,708  $ 27,465    $ 60,228  $ 56,447
Average shares outstanding
  Basic                              137,391   137,631     137,711   137,575
  Add: common stock equivalents (1)    1,047       442       1,074       369
                                    --------  --------    --------  --------
  Diluted                            138,438   138,073     138,785   137,944
Net income per common share
  Basic                             $   0.25  $   0.20    $   0.44  $   0.41
  Diluted                           $   0.24  $   0.20    $   0.43  $   0.41

(1) Common stock equivalents are principally stock options. Stock options to purchase 219,000 and 2,877,916 shares of common stock for the three months ending December 31, 2001, and 2000, respectively, and stock options to purchase 218,212 and 2,877,916 shares of common stock for the six month periods ending December 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.


6. In June 2001, the FASB issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible
Assets. SFAS 141 supercedes APB 16, Business Combinations, and requires the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS 142 supercedes APB 17, Intangible Assets and primarily requires that goodwill and indefinite lived intangible assets no longer be amortized and will be tested for impairment at least annually at a reporting unit level. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 had no effect and the

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

adoption of SFAS 142 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

In June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

On July 6, 2001, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 102 (SAB 102), Selected Loan Loss Allowance Methodology and Documentation Issues. SAB 102 affects registrants that are creditors in loan transactions where such transactions, individually or in the aggregate, have a material effect on the registrant's financial statements. Among other things, it contains:
- Current loan loss allowance guidance under generally accepted accounting principles and under the SEC's rules and interpretations; SAB 102 does not, however, change any of the current accounting rules related to loan loss provisions or allowances.
- General factors or elements to consider when developing and documenting a systematic methodology for loan loss allowances. SEC staff expectations for measuring and documenting loan impairment under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, and FASB Statement No. 5, Accounting for Contingencies.
- SEC staff expectations regarding a registrant's documentation of the results of its systematic loan loss methodology. Guidance on validating, and documenting the validation of, the systematic loan loss methodology.
The Company believes that its practices already comply with the provisions of SAB 102, and its adoption is not expected to have a material impact on the Company's reported results of operations, financial position, or cash flows.

In August 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three and six-month periods ended December 31, 2001 and 2000:


                                     Three Months Ended         Six Months Ended
                                        December 31,              December 31,
(in thousands)                        2001         2000         2001        2000
                                  -----------  -----------  ----------  ----------
REVENUES
  Retail                          $  162,028   $  159,063   $ 337,425   $ 332,308
  Manufacturing                      134,370      117,273     265,889     248,907
  Financial Services                  69,023       50,930     118,672      93,742
  Communities                         20,768       19,954      41,193      42,554
  Intersegment sales                 (79,369)     (62,367)   (150,289)   (131,851)
                                  -----------  -----------  ----------  ----------
      Total revenues              $  306,820   $  284,853   $ 612,890   $ 585,660
                                  ===========  ===========  ==========  ==========

OPERATING INCOME
  Retail                          $    5,681   $    4,349   $  13,816   $  12,516
  Manufacturing                       12,104        8,244      24,255      19,551
  Financial Services                  37,650       29,655      63,494      53,538
  Communities                          2,163        2,836       4,993       6,290
  Eliminations/Other                  (4,190)         384      (6,028)     (1,019)
                                  -----------  -----------  ----------  ----------
      Total operating income      $   53,408   $   45,468   $ 100,530   $  90,876
                                  ===========  ===========  ==========  ==========

CAPITAL EXPENDITURES
  Retail                          $      958   $    1,423   $   2,241   $   3,591
  Manufacturing                        1,723        1,055       2,621       2,381
  Financial Services                       -           53          80         146
  Communities                          2,590        1,937       3,936       8,331
  Eliminations/Other                     134          235         674        (121)
                                  -----------  -----------  ----------  ----------
      Total capital expenditures  $    5,405   $    4,703   $   9,552   $  14,328
                                  ===========  ===========  ==========  ==========

                                  December 31,  June 30,
                                     2001         2001
                                  -----------  -----------
IDENTIFIABLE ASSETS
  Retail                          $  250,312   $  255,793
  Manufacturing                       75,003       82,616
  Financial Services               1,067,426    1,080,416
  Communities                        194,747      191,802
  Eliminations/Other                  41,581       43,543
                                  -----------  -----------
      Total identifiable assets   $1,629,069   $1,654,170
                                  ===========  ===========

PART  I  --  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  7.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations.
             ----------------------

SIX  MONTHS  ENDED  DECEMBER  31,  2001:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.

                                          First Six Months
                                       Fiscal Year 2002 vs 2001
                                       -------------------------
Retail
  Dollar sales                                    + 0.9%
  Number of retail centers                        - 6.2%
  Dollar sales per retail center                  + 7.6%
  Price of home                                   + 3.4%

Wholesale
  Dollar sales                                    + 0.5%
  Number of independent retailers                 -13.0%
  Dollar sales per independent retailer           +15.5%
  Price of home                                   + 7.7%

Communities
  Dollar sales                                    -11.2%
  Number of communities                           + 5.9%
  Dollar sales per community                      -16.2%
  Price of home                                   - 0.3%

Total revenues for the six months ended December 31, 2001, increased 5% to $613 million, which consisted of a slight increase in manufactured housing sales to $435 million, a 23% increase in financial services income to $142 million and a 2% decrease in rental and other income to $36 million.

Manufactured housing industry conditions remain highly competitive at the retail, wholesale, and finance levels. This competitive environment, as well as industry foreclosures and aging retail inventory, has contributed to decreased industry sales and significant closings of industry retail stores and manufacturing plants. However, the closings of industry plants and retail stores have slowed recently, and industry conditions could improve in calendar 2002.

Within revenues of the Retail segment, the group experienced a slight increase in net sales to $303 million as the average home price increased 3% and the average number of homes sold per sales center rose 4%. The number of Company-owned sales centers declined 6% and the number of independent retailers decreased 13% as a result of continuous evaluation of existing markets' strategic fit into the Company's operating model and distribution channels. In addition, net sales of the Manufacturing group to independent retailers increased slightly to $116 million, while the number of homes sold decreased 7% to 4,453. Within the Communities segment revenues, net sales decreased 11% to $16 million as 11% less homes were sold, and the average home selling price decreased slightly.

Interest and loan servicing revenues within the Financial Services segment increased $7 million, and insurance related revenues rose $2 million. Rental and other income decreased 2% as Communities rental income rose 2%.

Loans sold through asset-backed securities totaled $815 million, compared to $533 million during the same period last year.

Gross profit margins increased to 34.6% from 33.2% primarily due to internalization of retail sales. Selling, general and administrative expenses, as a percent of revenues, increased to 32.2% from 31.9% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year.

Interest and other expense increased $3.7 million to $5 million. This increase was attributable to falling interest rates which adversely impacted the value of the Company's interest rate swaps. During the six months ended December 31, 2001, there was an unfavorable mark-to-market adjustment of $3.2 million relating to the swaps. In the comparable period last year, there was a $.5 million mark-to-market unfavorable swap adjustment.

The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                              December 31,
                                                             2001      2000
                                                             -----     -----
Total delinquency as a percentage of contracts outstanding:
   All contracts                                             4.23%     3.62%
   Contracts originated by VMF                               3.37%     2.93%
   Contracts acquired from other institutions                7.37%     7.07%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                               Six Months Ended
                                                 December 31,
                                                2001       2000
                                               ------     ------
Net losses as a percentage of average
 loans outstanding (annualized):
   All contracts                                  2.0%     1.7%
   Contracts originated by VMF                    2.0%     1.6%
   Contracts acquired from other institutions     1.9%     2.0%

Number of contracts in repossession:
   All contracts                                 2,930    2,726
   Contracts originated by VMF                   2,420    2,252
   Contracts acquired from other institutions      510      474

Total number of contracts in repossession
  as a percentage of total contracts              1.9%     2.0%

The overall decrease in inventories as of December 31, 2001, from June 30, 2001, is explained as follows:

($ in millions)
Manufacturing                         Increase (decrease)
-------------                        --------------------
  Finished goods                             $ (0.9)
  Raw materials                                (1.7)

Retail
------
  Decrease in inventory levels at
    Company-owned retail centers               (4.8)

Communities
-----------
  Increase in inventory levels at 77
    Communities open at June 30, 2001           1.7
  Inventory to stock four new
    Communities                                 0.5
                                      --------------------
                                              $(5.2)
                                      ====================

On December 31, 2001, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) increased to $40 million, as compared to $9 million for the same period last year.

SECOND  QUARTER  ENDED  DECEMBER  31,  2001:

The following table reflects the percentage changes in retail sales for the Company's retail and community sales centers and wholesale sales to independent retailers. It also reflects percentage changes in the average number of Company-owned retail centers, independent retailers and communities, the average sales per location, and the average price per home sold in each category.

                                          Second Three Months
                                       Fiscal Year 2002 vs 2001
                                       -------------------------
Retail
  Dollar sales                                    + 1.0%
  Number of retail centers                        - 6.4%
  Dollar sales per retail center                  + 7.8%
  Price of home                                   + 1.1%

Wholesale
  Dollar sales                                    + 3.4%
  Number of independent retailers                 -11.6%
  Dollar sales per independent retailer           +17.1%
  Price of home                                   + 4.1%

Communities
  Dollar sales                                    + 5.1%
  Number of communities                           + 5.2%
  Dollar sales per community                      - 0.1%
  Price of home                                   + 0.9%

Total revenues for the three months ended December 31, 2001, increased 8% to $307 million, which consisted of a 2% increase in manufactured housing sales to $208 million, a 31% increase in financial services income to $81 million and a 4% decrease in rental and other income to $18 million.

Within the Retail segment revenues, the group experienced an increase in net sales of 1% to $145 million, as the average home price increased 1%, and the average number of homes sold per sales center increased 7%. The number of Company-owned sales centers and independent retailers decreased 6% and 12%, respectively, due to the Company's continuous evaluation of a retail center's strategic fit into the Company's operating model and distribution channels. In addition, net sales of the Manufacturing group to independent retailers increased 3% to $55 million, and the number of homes sold decreased 1% to 2,113. Within the Communities segment revenues, net sales increased 5% to $8 million as 4% more homes were sold, while the average home selling price increased 1%.

Interest and loan servicing revenues within the Financial Services segment increased $4 million, and insurance related revenues rose $1 million. Rental and other income decreased 4% as Communities rental income rose 2%.

Loans sold through asset-backed securities totaled $415 million, compared to $268 million during the same period last year.

Gross profit margins increased to 34.8% from 33.2% due to higher internalization of retail sales. Selling, general and administrative expenses, as a percent of revenues, increased to 33.0% from 32.6% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year.

The following table sets forth write-off experience for the quarters ended December 31, 2001 and 2000:

                                             Second Quarter Ended
                                                 December 31,
                                                2001       2000
                                               ------     ------
Net losses as a percentage of average
 loans outstanding (annualized):
   All contracts                                  2.0%     1.8%
   Contracts originated by VMF                    1.9%     1.7%
   Contracts acquired from other institutions     2.4%     2.3%

Liquidity  and  Capital  Resources
----------------------------------

Cash and cash equivalents at December 31, 2001, were $25 million as compared to $48 million at June 30, 2001. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

The Company's debt to capital ratio was 7% at December 31, 2001. The Company had long-term debt outstanding of $95 million and $142 million at December 31, 2001 and June 30, 2001, respectively. Short-term debt available consists of $165 million committed and $71 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR rates. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On December 21, 2001, the Company acquired manufactured housing installment contract receivables with an aggregate outstanding principal balance of $900 million. In conjunction with that transaction, the Company sold $500 million of the receivables through a committed one-year sales facility, while retaining the servicing rights. This sale resulted in a pre-tax gain of $6.2 million during the quarter ended December 31, 2001 as a result of the servicing asset for the same amount being recorded.

In addition, a committed one year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. The participation facility was not utilized at December 31, 2001. The Company owns its inventory; therefore no floorplanning arrangements are necessary.

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

PART  II  - -  OTHER  INFORMATION

ITEM  1  -     There  were  no  reportable  events  for  Items  1  through  5.

ITEM  6  -     Exhibits  and  Reports  for  Form  8-K.
               ---------------------------------------

(a)  Reports  on  Form  8-K.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2001C. Filed November 15, 2001.

Clayton Homes, Inc./ Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-57532 pertaining to Senior Subordinate Pass-Through Certificates Series 2001C. Filed November 21, 2001.

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

Date:          February 12,  2002      /s/  Kevin T. Clayton
               -------------------     -----------------------
                                       Kevin T. Clayton
                                       Chief Executive Officer and President



Date:          February 12,  2002      /s/  John J. Kalec
               -------------------     -----------------------
                                       John J. Kalec
                                       Senior Vice President and
                                       Chief Financial Officer



Date:          February 12,  2002      /s/  Greg  A.  Hamilton
               -------------------     -----------------------
                                       Greg  A.  Hamilton
                                       Vice  President  and  Controller