Form 10-Q
period 2002-03-31
CLAYTON HOMES INC
filed 2002-05-13
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   March  31,  2002
                                   -----------------------

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

    Shares  of  common  stock  $.10  par value, outstanding on April 30, 2002:
137,759,797.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)


                                         Three Months Ended     Nine Months Ended
                                              March 31,            March 31,

                                            2002      2001       2002       2001
                                          --------  ---------  ---------  ---------
REVENUES
  Net sales                               $187,174  $191,171   $622,430   $625,217
  Financial services                        74,645    63,086    216,302    177,824
  Rental and other income                   18,889    17,813     54,866     54,689
                                          --------  ---------  ---------  ---------
    Total revenues                         280,708   272,070    893,598    857,730
                                          --------  ---------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales                            122,421   127,037    406,945    417,035
  Selling, general and administrative       98,575    93,547    295,975    280,639
  Financial services interest                   89       166        325        560
  Provision for credit losses               15,800    12,700     46,000     30,000
                                          --------  ---------  ---------  ---------
    Total expenses                         236,885   233,450    749,245    728,234
                                          --------  ---------  ---------  ---------
OPERATING INCOME                            43,823    38,620    144,353    129,496
Interest income (expense), net/other         2,558      (868)    (2,444)    (2,197)
                                          --------  ---------  ---------  ---------
Income before income taxes                  46,381    37,752    141,909    127,299
Provision for income taxes                  17,200    14,000     52,500     47,100
                                          --------  ---------  ---------  ---------
  Net income                              $ 29,181  $ 23,752   $ 89,409   $ 80,199
                                          ========  =========  =========  =========
NET INCOME PER COMMON SHARE
  Basic                                   $   0.21  $   0.17   $   0.65   $   0.58
  Diluted                                     0.21      0.17       0.64       0.58
DIVIDENDS PAID PER COMMON SHARE           $  0.064  $  0.016   $  0.064   $  0.048
AVERAGE SHARES OUTSTANDING
  Basic                                    137,602   137,767    137,675    137,638
  Diluted                                  138,804   138,722    138,782    138,179


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        (unaudited)
                                                         March 31,     June 30,
                                                            2002         2001
                                                        ------------  -----------
ASSETS
  Cash and cash equivalents                             $     56,906  $    47,763
  Trade receivables                                            9,774       14,683
  Other receivables, net                                     667,744      657,224
  Residual interests in installment contract receivables     190,267      170,122
  Inventories                                                187,114      185,695
  Property, plant and equipment, net                         311,340      309,438
  Other assets                                               234,353      269,245
                                                        ------------  -----------
    Total assets                                        $  1,657,498  $ 1,654,170
                                                        ============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities              $     83,793  $   118,057
  Debt obligations                                            93,694      141,862
  Other liabilities                                          254,110      246,773
                                                        ------------  -----------
    Total liabilities                                        431,597      506,692
SHAREHOLDERS' EQUITY
  Accumulated other comprehensive income                      11,161        8,949
  Other shareholders' equity                               1,214,740    1,138,529
                                                        ------------  -----------
    Total shareholders' equity                             1,225,901    1,147,478
                                                        ------------  -----------
    Total liabilities and shareholders' equity          $  1,657,498  $ 1,654,170
                                                        ============  ===========
(See accompanying notes to the condensed consolidated financial statements)

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                                 Nine Months Ended
                                                                                      March 31,
                                                                                   2002       2001
                                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  89,409   $  80,199
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization                                                   14,519      15,765
    Amortization associated with sale of installment contract receivables           36,012      31,409
    Gain on sale of installment contract receivables                               (38,675)    (25,679)
    Provision for credit losses                                                     46,000      30,000
    Realized loss on securities available-for-sale                                     466         488
    Deferred income taxes                                                           (2,181)     (8,579)
    Decrease (increase)  in other receivables, net                                 (84,468)      4,800
    Decrease (increase) in inventories                                              (1,419)     38,058
    Decrease in accounts payable, accrued liabilities, and other                   (31,169)    (76,858)
                                                                                -----------  ----------
      Cash provided by operations                                                   28,494      89,603
    Origination of installment contract receivables                               (648,398)   (593,871)
    Proceeds from sales of originated installment contract receivables             864,463     667,002
    Principal collected on originated installment contract receivables              31,377      27,509
                                                                                -----------  ----------
      Net cash provided by operating activities                                    275,936     190,243

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                   (955,519)   (273,619)
Proceeds from sales of acquired installment contract receivables                   703,998     219,454
Principal collected on acquired installment contract receivables                    39,691      16,339
Proceeds from sales of securities available-for-sale                                25,312      29,527
Acquisition of property, plant and equipment                                       (16,421)    (18,747)
Increase in restricted cash                                                         (2,488)     (3,083)
                                                                                -----------  ----------
      Net cash used in investing activities                                       (205,427)    (30,129)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                           (8,800)     (7,001)
Repayment of debt obligations                                                      (48,168)     (2,379)
Issuance of stock for incentive plans and other                                      5,239       3,045
Repurchase of common stock                                                          (9,637)       (482)
                                                                                -----------  ----------
      Net cash used in financing activities                                        (61,366)     (6,817)
                                                                                -----------  ----------

Net increase in cash and cash equivalents                                            9,143     153,297
Cash and cash equivalents at beginning of period                                    47,763      43,912
                                                                                ----------  ----------
Cash and cash equivalents at end of period                                       $  56,906   $ 197,209
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

The information furnished reflects all adjustments which are necessary for a fair presentation of the Company's financial position as of March 31, 2002, and the results of its operations and its cash flows for the three and nine month periods ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2002, are not necessarily indicative of the results to be expected for the respective full year.

2. The overall change in inventories as of March 31, 2002, from June 30, 2001, is explained as follows:


($ in thousands)             March 31, 2002      June 30, 2001      Increase (decrease)
                            ---------------     --------------     --------------------
Manufacturing
--------------
  Finished goods                $  3,255           $  2,014             $  1,241
  Raw materials                   11,011             16,650               (5,639)

Retail
------
  Inventory levels at Company-
    owned retail centers         155,990            150,569                5,421

Communities
-----------
  Inventory levels at Company-
    owned communities             16,858             16,462                  396
                                --------           --------             --------
                                $187,114           $185,695             $  1,419
                                --------           --------             --------



3. The Company follows the accounting requirements of Emerging Issues Task Force
(EITF) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under these guidelines, the Company evaluated the expected future cash flows from its available-for-sale interest-only securities on a disaggregate security by security basis and determined that there was a favorable difference in the market value of estimated cash flows of $2.6 million ($1.6 million after tax) for the nine months ended March 31, 2002. This favorable adjustment has been recorded as an element of accumulated other comprehensive income. Other changes in accumulated other comprehensive income are included in the following:

                                CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                        Three Months Ended     Nine Months Ended
                                                              March 31,            March 31,

                                                            2002      2001        2002      2001
                                                          --------  --------    --------  --------
Accumulated other comprehensive income beginning balance  $ 10,771   $ 1,036    $  8,949   $  (681)
Unrealized gains (losses) on securities
  available-for-sale                                           (98)      457        (374)    1,804
Unrealized gains (losses) on residual interests               (456)        -       1,642         -
Reclassification of realized losses on securities
  available-for-sale included in net income                    944       (16)        944       354
                                                          --------  --------    --------  --------
Accumulated other comprehensive income ending balance     $ 11,161   $ 1,477    $ 11,161   $ 1,477
                                                          ========  ========    ========  ========

4. The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The key economic assumptions used in the valuation of the residual interest for the securitizations completed during the nine month period ending March 31, 2002 were:


                                                    For the quarter ended

                                         Mar. 31, 2002    Dec. 31, 2001    Sept. 30, 2001
                                        ---------------  ---------------  ----------------
Prepayment Speed (Multiple of Housing
  Prepayment Model)                           300%              300%             300%

Weighted average life in years                4.48              4.48             4.52

Expected credit losses                        2.13%             2.44%            1.98%

Residual cash flow discount rate              15.75%            15.75%           15.75%

The key economic assumptions used in the valuation of the existing portfolio generally remained the same as those used at June 30, 2001.

5. Cash and cash equivalents at March 31, 2002, were $57 million as compared to $48 million at June 30, 2001. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

Cash provided from operating activities was $276 million for the nine months ending March 31, 2002, as compared to $190 million for the same period last year. The Company used $205 million for investing activities, primarily for portfolio acquisitions, as compared to $30 million last year. In addition, $61 million of cash was used for financing activities, mostly for repayment of short-term lines of credit, as compared to $7 million in the same period last year.

The Company's debt to capital ratio was 7% at March 31, 2002. Short-term debt available consists of $165 million committed and $71 million uncommitted lines of credit. These lines of credit do not require collateral and are priced relative to LIBOR rates. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios. The Company had debt

                                CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

outstanding of $94 million and $142 million at March 31, 2002 and June 30, 2001, respectively.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On December 21, 2001, the Company acquired manufactured housing installment contract receivables with an aggregate outstanding principal balance of $900 million. In conjunction with that transaction, the Company sold $500 million of the receivables through a committed one-year sales facility, while retaining the servicing rights. At March 31, 2002, there was $486 million utilized in this facility. In addition, a committed one-year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. The participation facility was not utilized at March 31, 2002. In accordance with the agreements of the sales facility and the participation facility, utilization of any unfunded commitment is permitted as long as criteria, that include credit rating, financial covenants, and performance triggers, are met.

The Company owns its inventory; therefore, no floorplanning arrangements are necessary.

The following table summarizes the Company's significant contractual obligations and other contingencies as of March 31, 2002:

($  -  in  thousands)
Contractual Obligations (1)                  Payments due by period
                            ----------------------------------------------------------
                              Total      FY02      FY03-FY04    FY05-FY06   Thereafter
                            ----------------------------------------------------------
  Debt obligations          $ 93,694    $   777    $ 77,422     $    168     $ 15,327
  Capital leases            $    117    $    17    $    100     $      -     $      -
  Operating leases          $ 11,229    $ 1,058    $  5,957     $  2,805     $  1,409

Other Contingencies (2)             Amount of contingency expiration per period
                            ----------------------------------------------------------
                              Total      FY02      FY03-FY04    FY05-FY06   Thereafter
                            ----------------------------------------------------------
  Letters of credit         $124,671   $      -   $124,671     $       -     $      -
  Guarantees                $394,661   $    609   $  3,902     $   9,327     $380,823
  Repurchase agreements     $ 72,210   $ 43,868   $ 28,342     $       -     $      -

(1)     Debt  obligations  consist  primarily  of  $75  million Senior notes due
December 2003, and $15 million tax-exempt bonds due through 2030. Capital leases represent amounts due on computer-related equipment. Operating leases represent minimum rental commitments primarily for retail centers in effect on March 31, 2002.
(2) Letters of credit primarily relate to insurance reserves and guarantees relate to asset-backed securitizations. The Company believes the probability of having to make guarantee payments under the terms of the guarantees is remote. The repurchase agreements represent the maximum potential repurchase obligations in the event of a default by an independent retailer to the institution providing its floorplan lending. These agreements are customary in the manufactured housing industry, and the Company's losses in the past have not been significant.

                              CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

6. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                           Three Months Ended         Nine Months Ended
                                                March 31,                  March 31,
(in thousands except per share data)        2002         2001          2002        2001
                                         ----------   ----------     ---------  ----------
Net income                               $  29,181    $  23,752      $ 89,409    $ 80,199
Average shares outstanding
  Basic                                    137,602      137,767       137,675     137,638
  Add:  common stock equivalents (1)         1,202          955         1,107         541
                                         ----------   ----------     ---------  ----------
  Diluted                                  138,804      138,722       138,782     138,179
Net income per common share
  Basic                                  $    0.21    $    0.17      $   0.65    $   0.58
  Diluted                                $    0.21    $    0.17      $   0.64    $   0.58

(1)Common stock equivalents are principally stock options. Stock options to purchase 0 and 729,484 shares of common stock for the three months ended March 31, 2002, and 2001, respectively, and stock options to purchase 200,645 and 2,494,163 shares of common stock for the nine month periods ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

7. In June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset to be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 will be effective for financial statements for fiscal years beginning after June 15, 2002. Adoption of this statement is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

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

                              CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

8. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three and nine-month periods ended March 31, 2002 and 2001:


                                     Three Months Ended        Nine Months Ended
                                           March 31,               March 31,
(in thousands)                        2002         2001         2002        2001
                                   -----------  -----------  ----------  ----------
REVENUES
  Retail                           $  148,464   $  152,791   $ 485,889   $ 485,099
  Manufacturing                       130,178      110,895     396,067     359,802
  Financial Services                   62,517       51,867     181,189     145,609
  Communities                          21,188       20,814      62,381      63,368
  Intersegment sales                  (81,639)     (64,297)   (231,928)   (196,148)
                                   -----------  -----------  ----------  ----------
      Total revenues               $  280,708   $  272,070   $ 893,598   $ 857,730
                                   ===========  ===========  ==========  ==========

OPERATING INCOME
  Retail                           $    5,211   $    5,463   $  19,027   $  17,979
  Manufacturing                        11,018        5,595      35,273      25,146
  Financial Services                   29,934       25,197      93,428      78,735
  Communities                           4,164        3,416       9,157       9,706
  Eliminations/Other                   (6,504)      (1,051)    (12,532)     (2,070)
                                   -----------  -----------  ----------  ----------
      Total operating income       $   43,823   $   38,620   $ 144,353   $ 129,496
                                   ===========  ===========  ==========  ==========

CAPITAL EXPENDITURES
  Retail                           $    1,531   $      310   $   3,772   $   3,901
  Manufacturing                         1,937          886       4,558       3,267
  Financial Services                      202            -         282         146
  Communities                           2,896        2,441       6,832      10,772
  Eliminations/Other                      303          782         977         661
                                   -----------  -----------  ----------  ----------
      Total capital expenditures   $    6,869   $    4,419   $  16,421   $  18,747
                                   ===========  ===========  ==========  ==========

                                    March 31,    June 30,
                                      2002         2001
                                   -----------  -----------
IDENTIFIABLE ASSETS
  Retail                           $  256,423   $  255,793
  Manufacturing                        74,982       82,616
  Financial Services                1,063,677    1,080,416
  Communities                         193,555      191,802
  Eliminations/Other                   68,861       43,543
                                   -----------  -----------
      Total identifiable assets    $1,657,498   $1,654,170
                                   ===========  ===========

PART  I  -  -  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

     See  pages  2  through  8.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
Results  of  Operations.
    -------  -----------

CRITICAL  ACCOUNTING  POLICIES:

The  Company believes the following represents its critical accounting policies:

Revenue  Recognition

-     Retail  sales  are  recognized  when:
      1) Cash payment is received, or down payment is received for credit sales and the home buyer enters into an installment sales contract, and
      2) The home buyer has inspected and accepted the completed home at the home buyer's site, and
      3)   Title  has  passed  to  the  retail  home  buyer.
- Sales to independent retailers of homes produced by the Company are recognized as revenue upon shipment.
- Premiums from insurance policies represent short-duration contracts with terms of one to 10 years and are deferred and recognized as revenue over the terms of the policies.
- Vanderbilt Mortgage and Finance, Inc. (VMF), the Company's financing subsidiary, provides servicing for investors in installment contract receivables. Service fee income is recognized as the service is performed. Interest income on loans held, either for sale or as an investment, is recognized in accordance with the terms of the loan.

Valuation  of  Residual  Interests

The Company engages in securitization activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of the sale.

Interest-only securities are valued using a discounted cash flow analysis. The future cash flows for the estimated life of each securitized pool are projected as the excess interest received from borrowers over the interest paid to the securityholders, less contractual servicing fees and estimated credit losses, after giving effect to estimated prepayments. Estimates for prepayments, defaults, and losses are determined based on a model developed by the Company that considers both Company-specific experience and current economic conditions.


The residual interests in the installment receivables sold are classified as available-for-sale securities. The Company follows the accounting requirements of Emerging Issues Task Force Issue No. 99-20 (EITF 99-

20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets.


Reserves  for  Credit  Losses  and  Contingent  Liabilities

Reserves for credit losses and contingent liabilities are established for installment contract receivables and certain inventory. Actual credit losses are charged to the reserves when incurred. The reserves established for such losses are determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. The Company also maintains a reserve for contingent liabilities related to guarantees of installment contract receivables sold with recourse.


NINE  MONTHS  ENDED  MARCH  31,  2002:

Total revenues for the nine months ended March 31, 2002, increased 4% to $894 million, which consisted of a slight decrease in manufactured housing sales to $623 million, a 22% increase in financial services income to $216 million and a slight increase in rental and other income to $55 million. Total units sold declined 5% to 18,420 from 19,341 last year as total floors shipped declined 2% to 27,514 from 28,123 in the prior year.

Gross profit margins increased to 34.6% from 33.3% primarily due to internalization of retail sales, improved efficiencies, and higher average retail and wholesale selling prices. Selling, general and administrative expenses, as a percent of revenues, increased to 33.1% from 32.7% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year. Operating margin increased to 16.2% from 15.1% last year.


Interest and other expense increased slightly to $2 million. This increase was partially attributable to falling interest rates during the nine month period which adversely impacted the value of the Company's interest rate swaps. During the nine month period ended March 31, 2002, there was an unfavorable mark-to-market adjustment of $1.7 million relating to the swaps. In the comparable period last year, there was a $2.7 million mark-to-market unfavorable swap adjustment.

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

RETAIL. Within the Retail segment, the group experienced a 1% decrease in net sales to $435 million as the total number of homes sold decreased 4% to 11,397 and the average home price increased 4%. The average number of homes sold per sales center rose 2% as same store sales dollars increased 3%. The average number of Company-owned sales centers declined 6% as a result of continuous evaluation of existing retail centers' strategic fit into the Company's operating model and distribution channels. Retail segment operating income increased 6% to $19 million from $18 million last year.

                                                        Nine Months Ended
                                                             March 31,        %
                                                          2002      2001    Change
                                                        --------  --------  -------
Dollar sales (in thousands)                             $434,570  $437,405    -0.6%
Number of retail centers (average)                           293       313    -6.4%
Dollar sales per retail center (in thousands)           $  1,486  $  1,400     6.1%
Average price of home                                   $ 38,130  $ 36,819     3.6%
New homes sold                                             9,078     9,229    -1.6%
Previously-owned homes sold                                2,319     2,651   -12.5%
Percentage single-section/multi-section mix (new only)     48/52     50/50

MANUFACTURING. Within the Manufacturing segment, the group experienced a 1% increase in net sales to independent retailers to $164 million, while the number of homes sold decreased 6% to 6,292. The average number of independent retailers decreased 13%. Manufacturing segment operating income increased $10 million to $35 million from $25 million in the prior year period. Capacity utilization increased to 60%, compared to 57% last year. On March 31, 2002, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) remained steady at $21 million, as compared to the same period last year.


                                                         Nine Months Ended
                                                             March 31,        %
                                                           2002      2001    Change
                                                         --------  --------  -------
Dollar sales (wholesale - in thousands)                  $163,921  $161,797     1.3%
Number of plants operating                                     20        20      --
Number of independent retailers (average)                     609       699   -12.9%
Dollar sales per independent retailer (in thousands)          269       232    16.3%
Average price of home                                    $ 26,052  $ 24,210     7.6%
New homes sold to independent retailers                     6,292     6,683    -5.9%
Percentage single-section/multi-section mix                 40/60     45/55


FINANCIAL SERVICES. Interest and loan servicing revenues within the Financial Services segment increased $26 million, primarily due to an increase in servicing portfolio size and favorable spreads over the prior year. Insurance related revenues rose $3 million. Originations of $648 million and acquisitions of $956 million were completed during the nine months ending March 31, 2002, bringing the total serviced portfolio to $4.9 billion. Loans sold through asset-backed securities totaled $1.1 billion, compared to $886 million during the same period last year. Overall delinquency, including the recent portfolio purchases, increased to 3.02% in March 2002 from 2.53% last year. Total Financial Services operating income increased 19% to $93 million.


The following table represents delinquent installment sales contracts as a percentage of the total number of installment sales contracts which the Company services and either owns or for which it is contingently liable. A contract is considered delinquent if any payment is more than one month past due.

                                                                March 31,
                                                             2002      2001
                                                             -----     -----
Total delinquency as a percentage of contracts outstanding:
  All contracts                                               3.02%    2.53%
  Contracts originated by VMF                                 2.34%    2.10%
  Contracts acquired from other institutions                  5.56%    4.56%

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables which the Company either owns or for which it is contingently liable.


                                                Nine Months Ended
                                                    March 31,
                                                  2002    2001
                                                 ------  ------
Net losses as a percentage of average
  loans outstanding (annualized):
    All contracts                                 2.0%    1.7%
    Contracts originated by VMF                   2.0%    1.6%
    Contracts acquired from other institutions    1.8%    2.1%

Number of contracts in repossession:
    All contracts                                2,890   2,611
    Contracts originated by VMF                  2,208   2,109
    Contracts acquired from other institutions     682     502

Total number of contracts in repossession
  as a percentage of total contracts              1.9%    1.9%

COMMUNITIES. Within the Communities segment revenues, net sales decreased 8% to $24 million as 6% less homes were sold, and the average home selling price decreased 2%. Communities rental income rose 2% and total sites owned increased 4% over last year, while segment operating income declined 6%.


                                              Nine Months Ended
                                                  March 31,        %
                                               2002      2001    Change
                                             --------  --------  -------
Dollar sales (in thousands)                   $23,939   $26,015     -8.0%
Average number of communities                      81        77      5.9%
Dollar sales per community  (in thousands)    $   296   $   340    -13.1%
Average price of home                         $32,748   $33,438     -2.1%
New homes sold                                    442       528    -16.3%
Previously-owned homes sold                       289       250     15.6%
Sites owned                                    21,260    20,437      4.0%
Sites rented                                   15,936    15,553      2.5%
Percent occupied                                75.0%     76.1%

THIRD  QUARTER  ENDED  MARCH  31,  2002:

Total revenues for the three months ended March 31, 2002, increased 3% to $281 million, which consisted of a 2% decrease in manufactured housing sales to $187 million, an 18% increase in financial services income to $75 million and a 6% increase in rental and other income to $19 million. Total homes sold declined 6% to 5,616 from 5,960 last year as total floors shipped decreased 4% to 8,285 from 8,612 last year.

Gross profit margins increased to 34.6% from 33.5% due to higher internalization of retail sales, improved efficiencies, and higher average retail and wholesale selling prices. Selling, general and administrative expenses, as a percent of revenues, increased to 35.1% from 34.4% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year. Operating margin increased to 15.6% in the quarter from 14.2%.


Interest income (net of interest expense) increased to $2.6 million for the quarter ending March 31, 2002. The positive comparison was primarily attributable to rising interest rates during the three month period which favorably impacted the value of the Company's interest rate swaps. During the quarter ended March 31, 2002, there was a favorable mark-to-market adjustment of $1.6 million relating to the swaps. In the comparable period last year, there was a $2.2 million mark-to-market unfavorable swap adjustment.


RETAIL. Within the Retail segment revenues, the group experienced a decrease in net sales of 4% to $131 million, as the average home price increased 4%, the average number of homes sold per sales center decreased 2%, and the total number of homes sold declined 7% to 3,524. Same store dollar sales declined 2% for the quarter. The number of Company-owned sales centers decreased 6% due to the Company's continuous evaluation of retail centers' strategic fit into the Company's operating model and distribution channels. Retail segment operating income declined slightly from last year's comparable period.

                                                        Three Months Ended
                                                             March 31,        %
                                                          2002      2001    Change
                                                        --------  --------  -------
Dollar sales (in thousands)                             $131,209  $136,729    -4.0%
Average number of retail centers                             290       309    -6.0%
Dollar sales per retail center  (in thousands)          $    452  $    443     2.1%
Average price of home                                   $ 37,233  $ 35,906     3.7%
New homes sold                                             2,750     2,927    -6.0%
Previously-owned homes sold                                  774       881   -12.1%
Percentage single-section/multi-section mix (new only)     50/50     52/48

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced a 3% increase to $48 million in net sales to independent retailers, and the number of homes sold decreased 4% to 1,839. The average number of independent retailers decreased 16%. Manufacturing segment operating income increased $5 million to $11 million as compared to the same quarter last year. Capacity utilization increased to 57% versus 46% for the comparable quarter last year.

                                                      Three Months Ended
                                                          March 31,        %
                                                        2002     2001    Change
                                                       -------  -------  -------
Wholesale dollar sales (in thousands)                   $47,877  $46,286     3.4%
Number of plants operating                                   20       20      --
Number of independent retailers (average)                   581      688   -15.6%
Dollar sales per independent retailer  (in thousands)        82       67    22.6%
Average price of home                                   $26,034  $24,221     7.5%
Homes sold to independent retailers                       1,839    1,911    -3.8%
Percentage single-section/multi-section mix               39/61    43/57

FINANCIAL SERVICES. Interest and loan servicing revenues within the Financial Services segment increased $19 million, primarily due to a larger servicing portfolio and improved spreads over last year. Insurance related revenues rose $1 million. Originations of $212 million and acquisitions of $70 million were completed during the quarter, bringing the total serviced portfolio to $4.9 billion. Loans sold through asset-backed securities totaled $252 million, compared to $353 million during the same period last year, and delinquency on the originated portfolio fell 103 basis points to 2.34% during the quarter. Overall delinquency, including the recent portfolio purchases, decreased from 4.23% in December to 3.02% in March. Total Financial Services operating income increased 19% to $30 million.


The following table sets forth information related to loan loss experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                          Third Quarter Ended
                                                March 31,
                                               2002   2001
                                               -----  -----
Net losses as a percentage of average
  loans outstanding (annualized):
    All contracts                                2.1%   1.7%
    Contracts originated by VMF                  2.0%   1.7%
    Contracts acquired from other institutions   2.5%   2.3%

COMMUNITIES. Within the Communities segment revenues, net sales decreased 1% to $8 million, the average home selling price decreased 5%, and 5% more homes were sold. Communities rental income rose $1 million as segment operating income increased 22% to $4 million.


                                             Three Months Ended
                                                March 31,        %
                                              2002     2001    Change
                                             -------  -------  -------
Dollar sales (in thousands)                  $ 8,088  $ 8,156    -0.8%
Number of communities (average)                   81       77     5.2%
Dollar sales per community  (in thousands)       100      106    -5.7%
Average price of home                        $31,968  $33,842    -5.5%
New homes sold                                   134      167   -19.8%
Previously-owned homes sold                      119       74    60.8%

LIQUIDITY  AND  CAPITAL  RESOURCES:

Cash and cash equivalents at March 31, 2002, were $57 million as compared to $48 million at June 30, 2001. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

Cash provided from operating activities was $276 million for the nine months ending March 31, 2002, as compared to $190 million for the same period last year. The Company used $205 million for investing activities, primarily for portfolio acquisitions, as compared to $30 million last year. In addition, $61 million in cash was used for financing activities, mostly for repayment of short-term lines of credit, as compared to $7 million in the same period last year.

The Company's debt to capital ratio was 7% at March 31, 2002. Short-term debt available consists of $165 million committed and $71 million uncommitted lines of credit. These lines of credit do not require collateral and are priced on LIBOR rates. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios. The Company had debt outstanding of $94 million and $142 million at March 31, 2002 and June 30, 2001, respectively.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants which require maintenance of certain financial ratios.

On December 21, 2001, the Company acquired manufactured housing installment contract receivables with an aggregate outstanding principal balance of $900 million. In conjunction with that transaction, the Company sold $500 million of the receivables through a committed one-year sales facility, while retaining the servicing rights. At March 31, 2002, there was $486 million utilized in this facility. In addition, a committed one year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. The participation facility was not utilized at March 31, 2002. In accordance with the agreements of the sales facility and the participation facility, utilization of any unfunded commitment is permitted as long as criteria, that include credit rating, financial covenants, and performance triggers, are met.

The Company owns its inventory; therefore, no floorplanning arrangements are necessary.


The following table summarizes the Company's significant contractual obligations and other contingencies as of March 31, 2002:

($  -  in  thousands)
Contractual Obligations (1)                  Payments due by period
                            ----------------------------------------------------------
                              Total      FY02      FY03-FY04    FY05-FY06   Thereafter
                            ----------------------------------------------------------
  Debt obligations          $ 93,694    $   777    $ 77,422     $    168     $ 15,327
  Capital leases            $    117    $    17    $    100     $      -     $      -
  Operating leases          $ 11,229    $ 1,058    $  5,957     $  2,805     $  1,409

Other Contingencies (2)             Amount of contingency expiration per period
                            ----------------------------------------------------------
                              Total      FY02      FY03-FY04    FY05-FY06   Thereafter
                            ----------------------------------------------------------
  Letters of credit         $124,671   $      -   $124,671     $       -     $      -
  Guarantees                $394,661   $    609   $  3,902     $   9,327     $380,823
  Repurchase agreements     $ 72,210   $ 43,868   $ 28,342     $       -     $      -

(1)     Debt  obligations  consist  primarily  of  $75  million Senior Notes due
December 2003, and $15 million tax-exempt bonds due through 2030. Capital leases represent amounts due on computer-related equipment. Operating leases represent minimum rental commitments primarily for retail centers in effect on March 31, 2002.
(2) Letters of credit primarily relates to insurance reserves and guarantees relate to asset backed securitizations. The Company believes the probability of having to make guarantee payments under the terms of the guarantees is remote. The repurchase agreements represent the maximum potential repurchase obligations in the event of a default by an independent retailer to the institution providing its floorplan lending. These agreements are customary in the manufactured housing industry, and the Company's losses in the past have not been significant.

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

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Item  1  through  Item  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)          Reports  on  Form  8-K.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2002A. Filed February 19, 2002.


Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-57532 pertaining to Senior Subordinate Pass-Through Certificates Series 2002A. Filed February 25, 2002.

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

Date:          May 13,  2002           /s/  Kevin T. Clayton
               -------------------     -----------------------
                                       Kevin T. Clayton
                                       Chief Executive Officer and President



Date:          May 13,  2002           /s/  John J. Kalec
               -------------------     -----------------------
                                       John J. Kalec
                                       Senior Vice President and
                                       Chief Financial Officer



Date:          May 13,  2002            /s/  Greg  A.  Hamilton
               -------------------     -----------------------
                                       Greg  A.  Hamilton
                           Vice  President  and  Controller