Form 10-K
period 2002-06-30
CLAYTON HOMES INC
filed 2002-09-25
CIK 719547

FORM  10-K

                       SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington,  D.C.  20549
(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For  the  fiscal  year  ended  June  30,  2002
                                        OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on August 15, 2002, was approximately $1,282,194,323 (98,177,207 shares at closing price on the NYSE of $13.06).

Shares of common stock, $.10 par value (the "Common Stock"), outstanding on August 15, 2002, were 136,129,338.

Exhibit  index  appears  on  pages  14-15.

                DOCUMENTS  INCORPORATED  BY  REFERENCE


Part of Form 10-K Affected                Documents from which portions are incorporated by reference
-------------------------------------------------------------------------------------------------------------------
Part II (except for Item 5)               The Company's Annual Report to Stockholders for fiscal year ended
                                          June 30,2002 (the "Annual Report"), which is filed as Exhibit 13 herewith

Part III                                  Proxy Statement relating to the Company's Annual Meeting
                                          of Stockholders on October 30, 2002 (the "Proxy Statement")

                              CLAYTON HOMES, INC.

FORWARD LOOKING STATEMENTS

Certain statements in this annual report are "forward looking" as defined in the Private Securities Litigation Reform Law. These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this report. These risks fall generally within three broad categories consisting of industry factors, management expertise, and government policy and economic conditions. Industry factors include such matters as potential periodic inventory adjustments by both captive and independent retailers, availability of wholesale and retail financing, general or seasonal weather conditions affecting sales and revenues, catastrophic events impacting insurance costs, cost of labor and/or raw materials and industry consolidation trends creating fewer, but stronger, competitors capable of sustaining competitive pricing pressures.

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


                                     PART I

ITEM  1.  BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries (collectively, the "Company") produce, sell, finance and insure primarily low to medium-priced manufactured homes. The Company's 20 manufacturing plants produce homes which are marketed in 33 states through 970 retailers, of which 287 are Company-owned sales centers and 82 are Company-owned community sales offices. The balance (601) of the Company's retailers are comprised of independent retailers, located in 32 states. Installment financing and insurance products are offered to its home buyers and those buying from selected independent retailers. Such financing is provided through its wholly-owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. ("VMF"). The Company acts as agent, earns commissions and reinsures risks on physical damage, family protection, and home buyer protection insurance policies issued by a non-related insurance company (ceding company) in connection with its home sales. The Company also develops, owns, and manages manufactured housing communities.

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


                                              YEAR ENDED JUNE 30,
                                            2002      2001      2000
                                           ------    ------    ------
Sales by Company-owned retail centers
  and communities                            55%       54%       55%
Sales to independent retailers               18%       19%       22%
Financial services and other                 27%       27%       23%
                                           ------    ------    ------
Total                                       100%      100%      100%
                                           ------    ------    ------


MANUFACTURED  HOMES

A manufactured home made by the Company is a factory-built, completely finished dwelling. Constructed to be transported by truck, the home is mounted on wheels attached to its frame. Manufactured homes are designed to be permanent, owner-occupied residences sited and attached to utilities.

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $10,000 to $90,000 with sizes from 500 to 2,400 square feet.

The Company markets homes under the names of Clayton and Norris. Included standard features are central heating, range, refrigerator, and color-coordinated window, wall and floor treatments. Optional features include central air conditioning, wood-burning fireplaces, hardwood floors, whirlpool tubs, entertainment systems, microwaves, dishwashers, washers and dryers, skylights and furniture.

MANUFACTURING  OPERATIONS

The Company manufactures homes in 20 facilities, ranging in size from 63,000 to 194,000 square feet. See "Item 2. Properties" for a listing by location of the Company's facilities. The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced to fill orders received from independent and Company-owned retail centers; therefore, the Company does not normally maintain a significant inventory of homes at its plants. Completed homes are transported to the retail centers by independent carriers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 35,000 homes per year. During the fiscal year ended June 30, 2002, the Company produced 20,457 homes.

The principal materials utilized in the production of the Company's homes are steel, aluminum, wood, fiberglass, carpet, vinyl floor covering, hardware items, appliances and electrical items. The Company purchases these and other items from a number of supply sources, and it believes that the materials and parts necessary for the construction and assembly of its homes will remain readily available from these sources. The Company is not dependent on any particular manufacturer or supplier as a source for these principal materials. In the event that any of these items are not readily available or are available at a higher cost than could be passed on to consumers, the operations of the Company could be adversely affected. Construction of the Company's manufactured homes and the plumbing, heating and electrical systems installed in them must comply with standards set by the Federal Department of Housing and Urban Development under the National Manufactured Home Construction and Safety Standards Act of
1974.  See  "Regulation."

The Company offers one-year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and are not those of the Company. Warranty and service costs during the years ended June 30, 2002, June 30, 2001, and June 30, 2000, amounted to approximately $13,522,000, $14,193,000, and $14,589,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $22,000,000 and $35,000,000 on June 30, 2002, and 2001, respectively. Based on the Company's production rate, approximately two weeks would be required to fill backlog orders at June 30, 2002.

SALES  OF  HOMES  MANUFACTURED  BY  THE  COMPANY

The following table sets forth manufacturing sales and other data for the periods indicated.


                                                                 YEAR  ENDED JUNE 30,
                                                               2002      2001      2000
                                                               ----      ----      ----
Number of homes sold to independent retailers                  8,240     9,119    12,247
Number of homes shipped to Company-owned retail centers       12,168    10,804    14,101
                                                              ------    ------    ------
Total                                                         20,408    19,923    26,348
                                                              ======    ======    ======
Number of plants operating                                        20        20        20
Number of independent retailers                                  601       634       707
Number of Company-owned communities                               82        81        76
Number of Company-owned retail centers                           287       297       318

COMPANY  RETAIL  OPERATIONS

As of June 30, 2002, the Company sold homes through 287 Company-owned retail centers in 24 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously-owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.


                                                           YEAR ENDED JUNE 30,
                                                          2002     2001     2000
                                                         -------  -------  -------
Number of Company-owned retail centers                       287      297      318
Number of new homes sold (including homes built by the
    Company and by other manufacturers)                   12,772   12,346   14,022
Average retail price of new homes sold                   $44,759  $43,643  $43,892
Number of previously-owned homes sold                      3,105    3,556    3,910

All of the Company-owned retail centers employ salespeople who are primarily compensated on a commission basis. The retail centers do not have administrative staffs since most administrative functions are performed at the Company's corporate headquarters.

To provide customers a wider price range of homes, the Company purchases and acquires on trade previously-owned manufactured homes from individuals and from other retailers, as well as foreclosed homes from lenders throughout its trade territory.

Homes sold by Company-owned retail centers are delivered to the homeowners' sites by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home may include delivery and setup of the home at the retail homeowner's site. Electrical, water, and gas connections are performed by licensed technicians.

INDEPENDENT  RETAILERS

In the fiscal year ended June 30, 2002, 40% of homes manufactured by the Company were sold to its independent retailers, compared to 46% for the year ended June 30, 2001. As of June 30, 2002, the Company supplied its manufactured homes to 601 independent retailers in 32 states. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers ensure the Company that its homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, VMF, provides financing for retail customers of select independent retailers with terms and conditions similar to those provided to Company-owned locations. In addition, VMF also provides inventory financing for certain Company and non-Company independent retailers.

The Company establishes relationships with its independent retailers through sales representatives from its manufacturing plants. These representatives visit independent retailers in assigned areas to solicit orders for the Company's homes. The area is generally limited to a 500 mile radius from each of the Company's manufacturing plants due to the relatively significant cost of transporting a home. Depending on the cost of the home and the manufacturing competition within the area, a home may be competitively shipped shorter or longer distances. During each of the Company's last three fiscal years, no single retailer accounted for more than 2% of the Company's consolidated revenues.

The Company's independent retailers generally provide their own inventory financing, allowing the Company to receive payment for homes within two weeks after the home is constructed. The Company does not require agreements with its independent retailers, and the relationship between the Company and each of its independent retailers may be terminated at any time by either party. The Company believes its relationships with its independent retailers are good, and has experienced relatively little turnover among independent retailers in the past several years. The Company generally has little control over the operations of independent retailers.

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

                                   YEAR ENDED JUNE 30,
                                2002      2001      2000
                               -----     -----     -----
VMF                              71%       74%       76%
Conventional lenders              5%        2%        3%
Customer arranged or cash        24%       24%       21%
                               -----     -----     -----
Total                           100%      100%      100%
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

With respect to those home buyers which are approved, VMF requires a down payment in the form of cash, the trade-in value of a previously-owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously-owned homes, the trade-in allowance accepted by the retailer must be consistent with the value of the home as determined by VMF in light of current market conditions. The value of real property pledged as additional collateral is estimated by licensed appraisers or by retail personnel, who are not appraisers but are familiar with the area in which the property is located. The average down-payment for 2002 was 20% of the purchase price, while the minimum down-payment for qualified buyers was generally 5%. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees and set-up costs.

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

During the Company's last 13 fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company-owned retail centers. In fiscal year 2002, VMF originated 23,204 contracts, as compared to 21,720 in fiscal year 2001. At June 30, 2002, VMF was servicing approximately 162,000 contracts with an aggregate dollar amount of approximately $5.0 billion. VMF originated or purchased approximately 153,000 of these contracts with an aggregate dollar amount of approximately $4.8 billion. The Company expects that VMF will continue to originate a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods is as follows:

                                                 CONTRACT ORIGINATIONS
                                                   YEAR ENDED JUNE 30,
                                              2002       2001        2000
                                            ---------  ---------  -----------
Principal balance of contracts originated
  (in thousands)                            $912,508   $815,058   $982,570
Number of contracts originated                23,204     21,720     26,161
Average contract size                       $ 39,325   $ 37,526   $ 37,559
Average interest rate                          10.10%     11.67%     10.85%

The following table indicates the number of loans (in thousands) serviced by VMF on the dates indicated:

                                              LOANS SERVICED (IN THOUSANDS)
                                                    YEAR ENDED JUNE 30,
                                               2002       2001        2000
                                               ----       ----        ----
Originated and purchased loans serviced         153        138         130
Master servicing contracts                        9         10          12
                                               ----       ----        ----
Total                                           162        148         142

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans, while long-term financing is obtained through the capital markets. In fiscal 2002, VMF completed four public offerings of asset-backed securities totaling approximately $1.9 billion. In excess of $8.3 billion of securities have been issued and sold since 1991.

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

Loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") are permanently funded through the Government National Mortgage Association ("GNMA") pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $3,000,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 2002, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $15,466,000. As of June 30, 2002, VMF was servicing 212 GNMA pools totaling $68 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company believes that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition and corporate existence. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. At June 30, 2002, and 2001, the outstanding principal balances of these receivables totaled approximately $68 million and $84 million, respectively. There were no receivables sold with recourse in 2002, 2001 and 2000.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. Certain acquired contracts are originated by banks or commercial lenders, and acquired indirectly or directly by VMF. The acquired contracts are purchased on the basis of underwriting criteria that may be different from and may not be as strict as VMF's underwriting criteria.

In fiscal year 1998, VMF became the servicer of 10,013 manufactured housing installment sales contracts with approximate principal balances of $267 million. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest nor contingent liability related to these portfolios. At June 30, 2002, VMF was servicing approximately 9,000 of these installment sales contracts with an approximate principal balance of $158 million. In addition, in 2002, VMF acquired 22,996 contracts with an aggregate principal balance of approximately $900 million. VMF has contracted with an affiliate finance company to sub-service approximately $450 million of these receivables.

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

                                         DELINQUENCY PERCENTAGE AT JUNE 30,
                                               2002      2001     2000
                                               ----      ----     ----
Total delinquencies as percentage of
  contracts outstanding
  All contracts                                 2.84%    2.59%    2.19%
  Contracts originated by VMF                   2.29     2.12     1.67
  Contracts acquired from other institutions    4.96     4.89     4.88

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                      YEAR ENDED JUNE 30,
                                                  2002      2001       2000
                                                  ----      ----       ----
Net losses as percentage of average
  loans outstanding
     All contracts                                2.2%       1.8%       1.4%
     Contracts originated by VMF                  2.1%       1.7%       1.2%
     Contracts acquired from other institutions   2.5%       2.5%       2.8%
Number of contracts in repossession
     All contracts                               2,790      2,652      2,231
     Contracts originated by VMF                 2,061      2,191      1,774
     Contracts acquired from other institutions    729        461        457
Total number of contracts in repossession as
  percentage of total contracts                  1.83%      1.93%      1.72%

The Company currently, at its option, pays the unpaid balance of an installment sales contract for which it is liable upon repossession of the home. The Company believes that as long as it is able to sell repossessed homes promptly at satisfactory prices, the costs associated with remarketing these homes can be mitigated. There can be no assurance, however, that the Company's future results with respect to the payoff and resale of repossessed homes will be consistent with its past experience. See Note 7 to the Consolidated Financial Statements in the Annual Report.

INSURANCE OPERATIONS. The Company acts as agent on physical damage, family protection, and home buyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 2002, the Company acted as the agent on physical damage, family protection, and home buyer protection policies on approximately 63%, 49%, and 79%, respectively, of Company retail sales.

Physical damage and home buyer protection plan policies issued through the Company's agency are reinsured through Vanderbilt Property and Casualty Insurance Co., LTD ("VPAC"), a wholly-owned subsidiary of the Company. The family protection insurance policies issued through the Company's agency are reinsured through Vanderbilt Life and Casualty Insurance Co., LTD, ("VLAC"), Midland States Life Insurance Company ("MSLC") and Eastern States Life Insurance Company ("ESLC"), which are majority-owned subsidiaries of the Company.

Effective June 1, 2002, the Company entered into a Catastrophe Reinsurance Contract that generally provides protection of losses arising from one event in excess of $10 million. The reinsurers are liable for 100% of the next $10 million of losses.


MANUFACTURED  HOUSING  COMMUNITIES

The Company owns and operates 82 manufactured home communities in 12 states. These communities provide attractive living environments to residents leasing sites for manufactured homes, many of which are built and sold by the Company. In addition, these communities also lease sites to residents who already own their homes. Some communities also lease or rent Company-owned manufactured homes and the sites.

In fiscal 2002 the Communities group developed 111 home sites in one community and added 150 sites at existing locations, bringing total sites owned to 21,382 at June 30, 2002, a 1% increase from the prior year. See "Item 2. Properties." Communities' overall revenues were up 3% in 2002. Rental revenues rose 2% and sales increased 2%. The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:



                                    JUNE 30,
                             2002     2001     2000
                             ----     ----     ----
Homes sites owned          21,382   21,121   20,168
Occupancy rate                76%      75%      75%

REGULATION

The Company's manufactured homes are subject to a number of federal, state and local laws. Construction of manufactured housing is governed by the National
Mobile Home Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development ("HUD") issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection. The Company's manufacturing facilities and the plans and specifications for its manufactured homes have been approved by a HUD-designated inspection agency. A HUD-approved organization regularly inspects the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes the homes it manufactures comply with all present HUD requirements. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission which is empowered, in certain circumstances, to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components in its homes. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of a manufactured home's insulation specifications.

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

The transportation and use of the Company's manufactured homes are subject to highway use laws, ordinances and regulations of various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. The Company's manufactured homes and its development of manufactured housing communities are also subject to local zoning and housing regulations.

The Company is also subject to the Federal Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on its installment sales contracts, and the Magnuson-Moss Warranty Improvement Act, which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations. Insurance agency activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act. Sales practices are governed at both the federal and state level through various consumer protection trade practices and public accommodation laws and regulations.

VPAC and VLAC are subject to insurance and other regulations of the British Virgin Islands. MSLC and ESLC are subject to insurance and other regulations of the Turks and Caicos Islands. The Company's operations are subject to a variety of other statutes and regulations.

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

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

Financial information with respect to the Company's operating segments is incorporated herewith by reference to page 22 of the Annual Report.

EMPLOYEES

As of June 30, 2002, the Company employed 6,784 persons. Of these, 1,892 were employed in retail, 3,673 in manufacturing, 685 in financial services, 441 in communities and 93 in executive and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

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

LOCATION  OF  PROPERTY



                               APPROXIMATE                                 APPROXIMATE
MANUFACTURING OPERATIONS       SQUARE FEET       MANUFACTURING OPERATIONS  SQUARE FEET
Owned by Company:                                Owned by Company:
  Arizona                                          Tennessee (continued)
    El Mirage                    123,000             Ardmore                  100,000
  Georgia                                            Rutledge                  87,000
    Waycross                     100,000             Bean Station #1          114,000
  Kentucky                                           Bean Station #2          137,000
    Hodgenville                  130,000             Andersonville            128,000
  North Carolina                                     White Pine               137,000
    Henderson                    112,000           Texas
    Oxford                        92,000             Waco #1                  148,000
    Richfield                    194,000             Waco #2                   99,000
  Tennessee                                          Bonham                   117,000
    Maynardville                 110,000             Sulphur Springs          113,000
    Savannah #1                  104,000
    Savannah #2                  109,000          Leased:
                                                    Halls, Tennessee           63,000

                               APPROXIMATE                                 APPROXIMATE
COMMUNITIES                      ACRES          COMMUNITIES                   ACRES
Owned by Company:                                Owned by Company:
  Arizona                                          Tennessee
    El Mirage                         35             Chattanooga                   34
    Glendale                          14             Knoxville (4)                202
    Phoenix                           47             LaVergne                      76
  Florida                                            Louisville                    41
    Gainesville (2)                  132             Millington                    29
    Jacksonville (5)                 330             Morristown                    12
    Kissimmee                         41             Maryville (2)                 34
    Mulberry (2)                     162             Powell (2)                    69
    Plant City                        38             Sevierville                  115
    Princeton                         37             Smyrna                        26
    Tallahassee                       39             Tullahoma                     18
  Georgia                                          Texas
    Douglasville (2)                  97             Arlington                     39
    Rossville                         78             Dallas (3)                   140
  Iowa                                               Denton (3)                   201
    Carter Lake                       41             Fort Worth (4)               154
  Michigan                                           Flower Mound                  18
    Kalamazoo                        126             Greenville                    40
  Missouri                                           Houston (3)                  158
    Independence                      90             Humble                        55
  North Carolina                                     Little Elm                    86
    Greensboro                        83             Pearland                      50
  Oklahoma                                           Princeton                     69
    Edmond                            37             San Angelo                    90
    Enid                              20             San Antonio (6)              294
    Lawton                            38             Schertz                       71
    Midwest City                      25             Wilmer                        69
    Norman                            44             Wylie (2)                    209
    Oklahoma City (2)                116           Virginia
  South Carolina                                     Evington                      70
    Columbia                          97             Blacksburg                    38
    Florence (2)                      97

The  Company-owned  retail  centers  are three to four acre sites with a special manufactured office unit serving as the sales office. The remainder of the retail center site is devoted to the display of homes. Of the 287 retail centers, 159 are owned by the Company and 128 occupy leased property. The
Company does not believe that any individual retail sales center property is material to its overall business.

All of the properties described above are well maintained and suitable for the purposes for which they are being used. The Company believes that its properties are adequate for its near-term needs.

ITEM  3.  LEGAL  PROCEEDINGS.

No material legal proceedings are pending other than routine litigation incidental to the business of the Company. The Company believes that such the ultimate resolution of such proceedings will not have any material adverse effect on it or its operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS.

No matters were submitted to a vote to shareholders during the last quarter of the Company's fiscal year ended June 30, 2002.

                                    PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) The Common Stock is traded on the New York Stock Exchange (the "NYSE"). The following table sets forth, for fiscal years 2002 and 2001, respectively, the range of high and low closing sale prices as reported by the NYSE.

                             FISCAL                FISCAL
                              2002                  2001
                              ----                  ----
QUARTER ENDED              High      Low        High      Low
   September             $16.50    $10.75      $10.00    $ 8.13
   December               17.41     12.60       12.88      8.75
   March                  17.21     14.49       14.50     12.05
   June                   19.28     15.10       15.82     11.55

(b) As of August 15, 2002, there were 9,185 holders of record (approximately 44,000 beneficial holders) of the Company's Common Stock.

(c) It is the policy of the Board of Directors of the Company to reinvest substantially all earnings in the business. At its April 2001 meeting, the Board of Directors changed the Company dividend policy from quarterly payments to an annual payment. The first annual dividend of 6.4 cents per share was paid in January 2002. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors in its sole discretion. Additionally, certain of the Company's financing agreements have various covenants that restrict payments which may be made for dividends and other stock transactions.

The following portions of the 2002 Annual Report are incorporated herewith by reference (page number references are to the Annual Report):

ITEM  6.  SELECTED  FINANCIAL  DATA.
Eleven  Year  Review  on  page  6.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 7-11.

As required by the Securities and Exchange Commission final release no. 33-8048, the table provided below represents the equity compensation plan disclosure in aggregate. For further information, please refer to Note 8 on pages 20-21 in the 2002 Annual Report. All information presented below is reported at June 30, 2002.


                                                                                           NUMBER OF SECURITIES
                                             (A)                                          REMAINING AVAILABLE FOR
PLAN CATEGORY                    NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE      FUTURE ISSUANCE UNDER EQUITY
                                   ISSUED UPON EXERCISE OF       EXERCISE PRICE OF          COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
Equity compensation plans approved
  by security holders                       5,729,954                 $11.23                    3,317,696
Equity compensation plans
  not approved by security holders                  -                     -                             -
Total                                       5,729,954                 $11.23                    3,317,696

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Market Risk on page 10.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

 -  Quarterly  Results  (unaudited)  on  page  11.
 -  Report  of  Independent  Accountants  on  page  12.
 -  Consolidated  Balance  Sheets  on  page  12.
 -  Consolidated  Statements  of  Income  on  page  13.
 -  Consolidated  Statements  of  Shareholders'  Equity  on  page  14.
 -  Consolidated  Statements  of  Cash  Flows  on  page  15.
 -  Notes  to  the  Consolidated  Financial  Statements  on  pages  16-24.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable during the Company's fiscal year ended June 30, 2002, and through the date of this report.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

EXECUTIVE  OFFICERS  OF  THE  COMPANY


NAME                 AGE      POSITION
Kevin T. Clayton      39      Chief Executive Officer, President, and President, Financial Services (a)

David M. Booth        50      Executive Vice President and President, Retail (b)

Richard D. Strachan   61      Executive Vice President and President, Manufacturing (c)

John J. Kalec         52      Executive Vice President and Chief Financial Officer (d)

Allen Morgan          55      Vice President and General Manager, Communities (e)


(a) Mr. Clayton has been President of Financial Services since 1995. Prior to that time, he served in various management positions with the Company. In August 1997, he was named President and Chief Operating Officer of the Company. In July 1999, he was named Chief Executive Officer.
(b) Mr. Booth has been Executive Vice President of the Company since 1997 and President of Retail since 1995. Prior to that time, he served as Executive Vice President of Retail and in other management positions with the Company.
(c) Mr. Strachan has been Executive Vice President of the Company and President of Manufacturing since 1998 and President of Manufacturing since 1997. Prior to that time, he served as Vice President and General Manager of Manufacturing as well as other significant management positions with the Company and within the industry.
(d) Mr. Kalec rejoined the Company in 2001 as Senior Vice President and Chief Financial Officer. From January 2000 to August 2001, he was Chief Financial Officer and Executive Vice President of iPIX. From August 1998 to January 2000, he served as Vice President and Chief Financial Officer of Interactive Pictures. Prior to that time, he served as Senior Vice President, Chief Financial Officer, and Secretary of Clayton Homes, Inc. from 1996 to 1998. In 2002, he was named Executive Vice President and Chief Financial Officer.
(e) Mr. Morgan joined the Company in 1998, as General Manager of the Communities Group. In September 1999, he was named Vice President of the Company. From 1992 to 1998 he was Superintendent of Knox County, Tennessee Schools.

The Company's executive officers serve at the pleasure of the Board of Directors.

All other required information is incorporated by reference to the Proxy Statement under the heading ELECTION OF DIRECTORS AND DIRECTOR BIOGRAPHIES.

ITEM  11.  EXECUTIVE  COMPENSATION.
Incorporated by reference to the Proxy Statement under the heading COMPENSATION OF MANAGEMENT.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. Incorporated by reference to the Proxy Statement under the headings ELECTION OF DIRECTORS AND DIRECTOR BIOGRAPHIES, SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS and PRINCIPAL STOCKHOLDERS.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
Incorporated by reference to the Proxy Statement under the headings COMPENSATION COMMITTEE INSIDER PARTICIPATION and INSIDER TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements: (Included in Annual Report filed as Exhibit 13 herewith).

           The following Consolidated Financial Statements of Clayton Homes, Inc. and its subsidiaries included in Part II, Item 8 are incorporated by reference to the 2002 Annual Report to Shareholders for the year ended June 30, 2002.

           Report  of  Independent  Accountants.

           Consolidated Balance Sheets - June 30, 2002, and 2001.

           Consolidated Statements of Income - years ended June 30, 2002, 2001 and 2000.

           Consolidated Statements of Shareholders' Equity - years ended June 30, 2002, 2001 and 2000.

           Consolidated Statements of Cash Flows - years ended June 30, 2002, 2001 and 2000.

           Notes to the Consolidated Financial Statements.

     3.  Exhibits:

         3.  (a)  Restated  charter  as  amended.  (D)

             (b)  Bylaws.  (F)

         4.  (a)  Specimen  stock  certificates.  (F)

             (b) The Company agrees to furnish to the Commission, upon request, instruments relating to the long term debt of the Company or its subsidiaries.

        10. (a) Lease Agreement, dated June 29, 1972, as amended, between Clayton Homes, Inc. and Dean Planters Warehouse, Inc. (A) (subsequently assigned to CLF, a limited partnership which includes a related party).

            *(b)  Clayton Homes, Inc. 1997 Employees Stock Incentive Plan.  (E)

            *(c)  1996 Outside Directors Equity Plan.  (C)

        13.  Annual Report to Shareholders for year ended June 30, 2002. (B)

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

(F) Filed with the Company's Form 10K for the fiscal year ended June 30, 1998, and incorporated by reference thereto.

*   Management  and  Director's  Compensation  plans.

________________________________________________________________


(b)     Reports  on  Form  8-K:
        (i) Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2002-1. Filed with the Commission on May 31, 2002.

       (ii) Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into Registration Statement on Form S-3 (Commission File No. 333-57532), pertaining to Senior Subordinate Pass-Through Certificates Series 2002-1. Filed with the Commission on
             June 26, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alcoa, State of Tennessee, on September 25, 2002.

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


/s/ James L. Clayton                          September 25, 2002          Chairman of the Board
-------------------------------------
James L. Clayton


/s/ Kevin T. Clayton                          September 25, 2002          Chief Executive Officer, President
-------------------------------------                                     and President, Financial Services
Kevin T. Clayton                                                          (Principal Executive Officer)


/s/ John J. Kalec                             September 25, 2002          Executive Vice President and
-------------------------------------                                     Chief Financial Officer
John J. Kalec                                                             (Principal Financial Officer &
                                                                          Principal Accounting Officer)


/s/ B. Joe Clayton                            September 25, 2002          Director
-------------------------------------
B. Joe Clayton


/s/ Dan W. Evins                              September 25, 2002          Director
-------------------------------------
Dan W. Evins


/s/ Wilma H. Jordan                           September 25, 2002          Director
-------------------------------------
Wilma H. Jordan


/s/ Thomas N. McAdams                         September 25, 2002          Director
-------------------------------------
Thomas N. McAdams


/s/ C. Warren Neel                            September 25, 2002          Director
-------------------------------------
C. Warren Neel

                                 CERTIFICATIONS

(a)     CEO  CERTIFICATION

I,  Kevin  T.  Clayton,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of Clayton Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this annual report.

Date:     September  25,  2002


                                      /s/  Kevin  T.  Clayton
                                      -----------------------
                                      Kevin  T.  Clayton
                                      Chief  Executive  Officer,  President
                                      and  President,  Financial  Services

(b)     CFO  CERTIFICATION

I,  John  J.  Kalec,  certify  that:

1.     I  have  reviewed this annual report on Form 10-K of Clayton Homes, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods in this annual report.

Date:     September  25,  2002


                                      /s/  John  J.  Kalec
                                      --------------------
                                      John  J.  Kalec
                                      Executive  Vice  President  and  Chief
                                      Financial  Officer