Form 10-Q
period 2002-09-30
CLAYTON HOMES INC
filed 2002-11-13
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   September  30,  2002
                                   -----------------------

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

    Shares  of  common  stock  $.10  par value, outstanding on October 31, 2002:
135,923,987.

                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)


                                          Three Months Ended
                                            September 30,

                                            2002      2001
                                          --------  ---------
REVENUES
  Net sales                               $221,221  $227,503
  Financial services                        67,679    51,326
  Rental and other income                   18,034    17,541
                                          --------  ---------
    Total revenues                         306,934   296,370
                                          --------  ---------
COSTS AND EXPENSES
  Cost of sales                            144,733   149,099
  Selling, general and administrative      101,910    96,162
  Financial services interest                   58       127
  Provision for credit losses                9,070     3,860
                                          --------  ---------
    Total expenses                         255,771   249,248
                                          --------  ---------
OPERATING INCOME                            51,163    47,122
Interest income (expense), net/other        (4,142)   (5,002)
                                          --------  ---------
Income before income taxes                  47,021    42,120
Provision for income taxes                  17,400    15,600
                                          --------  ---------
  Net income                              $ 29,621  $ 26,520
                                          ========  =========
NET INCOME PER COMMON SHARE
  Basic                                   $   0.22  $   0.19
  Diluted                                     0.22      0.19
AVERAGE SHARES OUTSTANDING
  Basic                                    136,623   138,030
  Diluted                                  137,217   139,129


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        (unaudited)
                                                       September 30,   June 30,
                                                            2002         2002
                                                        ------------  -----------
ASSETS
  Cash and cash equivalents                             $    167,838  $    83,729
  Trade receivables                                            7,597        9,308
  Inventory finance receivables                               45,709       43,859
  Other receivables, net                                     646,230      744,074
  Residual interests in installment contract receivables     178,810      181,344
  Inventories                                                188,895      189,976
  Property, plant and equipment, net                         309,979      310,764
  Other assets                                               269,928      265,349
                                                        ------------  -----------
    Total assets                                        $  1,814,986  $ 1,828,403
                                                        ============  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities              $    142,226  $   139,308
  Debt obligations                                            92,136       92,912
  Other liabilities                                          312,101      334,226
                                                        ------------  -----------
    Total liabilities                                        546,463      566,446
SHAREHOLDERS' EQUITY
  Accumulated other comprehensive income                       9,628        7,818
  Other shareholders' equity                               1,258,895    1,254,139
                                                        ------------  -----------
    Total shareholders' equity                             1,268,523    1,261,957
                                                        ------------  -----------
    Total liabilities and shareholders' equity          $  1,814,986  $ 1,828,403
                                                        ============  ===========
(See accompanying notes to the condensed consolidated financial statements)

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                                 Three Months Ended
                                                                                    September 30,
                                                                                   2002       2001
                                                                                ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                       $  29,621   $  26,520
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                                    5,013       5,089
    Amortization associated with sale of installment contract receivables            3,256      10,099
    Gain on sale of installment contract receivables                                  (305)     (9,101)
    Income accretion from residual interest in installment contract receivables     (5,237)         -
    Provision for credit losses                                                      9,070       3,860
    Deferred income taxes                                                           (4,142)     (3,190)
    Increase in other receivables, net                                              (6,148)    (10,810)
    Decrease in inventories                                                          1,081      11,867
    Decrease in accounts payable, accrued liabilities, and other                   (33,143)    (10,865)
                                                                                -----------  ----------
      Cash provided by (used in) operations                                           (934)     23,469
    Origination of installment contract receivables                               (227,175)   (217,390)
    Proceeds from sales of originated installment contract receivables             186,113     235,035
    Principal collected on originated installment contract receivables              24,684      14,473
                                                                                -----------  ----------
      Net cash provided by (used in) operating activities                          (17,312)     55,587

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                    (67,524)    (59,759)
Proceeds from sales of acquired installment contract receivables                   171,607      92,096
Principal collected on acquired installment contract receivables                    13,066       7,083
Proceeds from residual interests in installment contract receivables                 3,133          -
Acquisition of property, plant and equipment                                        (4,228)     (4,147)
Decrease in restricted cash                                                         15,642      19,371
                                                                                -----------  ----------
      Net cash provided by investing activities                                    131,696      54,644

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt obligations                                                         (776)    (46,570)
Decrease in cash in excess of bank balances                                         (4,632)     (9,862)
Issuance of stock for incentive plans and other                                      2,237       1,364
Repurchase of common stock                                                         (27,104)     (9,637)
                                                                                -----------  ----------
      Net cash used in financing activities                                        (30,275)    (64,705)
                                                                                -----------  ----------

Net increase in cash and cash equivalents                                           84,109      45,526
Cash and cash equivalents at beginning of period                                    83,729      47,763
                                                                                ----------  ----------
Cash and cash equivalents at end of period                                       $ 167,838   $  93,289
                                                                                ==========  ==========

(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its wholly and majority owned subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States of America have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 2002.

The information furnished reflects all adjustments which are necessary for a fair statement of the Company's financial position as of September 30, 2002, and the results of its operations and its cash flows for the three month periods ended September 30, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the results to be expected for the respective full year.

2. The overall change in inventories as of September 30, 2002, from June 30, 2002, was as follows:



($ in thousands)          September 30, 2002    June 30, 2002      Increase (decrease)
                            ---------------     --------------     --------------------
Manufacturing
--------------
  Finished goods                $  4,427           $  1,027             $  3,400
  Raw materials                   14,133             16,850               (2,717)

Retail
------
  Inventory levels at Company-
    owned retail centers         154,462            156,228               (1,766)

Communities
-----------
  Inventory levels at Company-
    owned communities             15,873             15,871                    2
                                --------           --------             --------
                                $188,895           $189,976            ($  1,081)
                                --------           --------             --------

3. The Company follows the accounting requirements of Emerging Issues Task Force (EITF) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under these guidelines, the Company evaluated the expected future cash flows from its available-for-sale interest-only securities on a disaggregate security by security basis. There was a $2.7 million ($1.7 million after tax) increase in the excess of the market value over the accreted book value of interest-only securities. This favorable adjustment has been recorded as an element of accumulated other comprehensive income. In addition, an other than temporary charge of $.6 million was recorded in September 2002 as a reduction of financial services revenues in relation to one of the Company's residual interests in installment contract receivables.

                                CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Changes in accumulated other comprehensive income, net of the related income tax effects, are as follows:



                                                         Three Months Ended
                                                            September 30,
                                                            2002      2001
                                                          --------  --------
Accumulated other comprehensive income beginning balance  $  7,818   $ 8,949
Unrealized gains (losses) on securities
  available-for-sale, net of tax                              (240)    2,299
Unrealized gains (losses) on residual interests, net of tax  1,680      (225)
Reclassification of realized losses on residual interests
  included in net income, net of tax                           370        -
                                                          --------  --------
Accumulated other comprehensive income ending balance     $  9,628  $ 11,023
                                                          ========  ========


4. The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The key economic assumptions used in the valuation of the residual interests for securitizations completed during the three month period ending September 30, 2002 and 2001, were:





                                              For the quarter ended
                                        Sept. 30, 2002     Sept. 30, 2001
                                        ---------------   ----------------
Prepayment speed (multiple of the
  manufactured housing prepayment model)       310%              300%

Constant prepayment rate (CPR)               17.64%            18.42%

Weighted average life in years                4.36              4.52

Expected credit losses                        2.74%             1.98%

Residual cash flow discount rate              14.23%           15.75%

The following represents the key economic assumptions used in the valuation of the existing portfolio at June 30, 2002 and have generally remained the same:



Constant prepayment rate (CPR)             10.7% - 24.10%

Weighted average life in years                  4.27

Expected credit losses                          2.43%

Residual cash flow discount rate               13.70%

                                CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


5. The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


                                           Three Months Ended
                                              September 30,
(in thousands except per share data)        2002         2001
                                         ----------   ----------
Net income                               $  29,621    $  26,520
Average shares outstanding
  Basic                                    136,623      138,030
  Add:  common stock equivalents (1)           594        1,099
                                         ----------   ----------
  Diluted                                  137,217      139,129
Net income per common share
  Basic                                  $    0.22    $    0.19
  Diluted                                $    0.22    $    0.19

(1) Common stock equivalents are principally stock options. Stock options to purchase 1,836,586 and 213,728 shares of common stock for the three months ended September 30, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.



6. In June 2001, the FASB issued Statement No. 143 (SFAS 143), Accounting for Asset Retirement Obligations. SFAS 143 requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS 143 was effective for financial statements for fiscal years beginning after June 15, 2002. The Company has adopted SFAS 143 and the adoption did not have a material impact on the Company's reported results of operations, financial position or cash flows.

In August 2001, the FASB issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supercedes SFAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends portions of Accounting Principles Board Opinion No. 30 (APB
30), Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 requires that long-lived assets to be sold be measured at the lower of book value or fair value less cost to sell. SFAS 144 was effective for financial statements issued for fiscal years beginning after December 15, 2001, and generally, its provisions are to be applied prospectively. The Company has adopted SFAS 143 and the adoption did not have a material impact on the Company's reported results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback

                              CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company did not have any transactions applicable to the provisions of this statement in the quarter; therefore, the adoption of this statement did not have a material impact on the Company's reported results of operations, financial position or cash flows.

In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, and the Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions, or cash flows.

                              CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


7. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three-month periods ended September 30, 2002 and 2001:



                                     Three Months Ended
                                        September 30,
(in thousands)                        2002         2001
                                   -----------  -----------
REVENUES
  Retail                           $  175,194   $  175,397
  Manufacturing                       126,371      131,519
  Financial Services                   55,586       39,949
  Communities                          28,003       20,425
  Intersegment sales                  (78,220)     (70,920)
                                   -----------  -----------
      Total revenues               $  306,934   $  296,370
                                   ===========  ===========

INCOME FROM OPERATIONS
  Retail                           $    4,866   $    8,135
  Manufacturing                        10,389       12,151
  Financial Services                   36,043       25,844
  Communities                           3,585        2,830
  Eliminations/Other                   (3,720)      (1,838)
                                   -----------  -----------
      Total income from operations $   51,163   $   47,122
                                   ===========  ===========

CAPITAL EXPENDITURES
  Retail                           $    1,260   $    1,283
  Manufacturing                         2,136          898
  Financial Services                       84          274
  Communities                             256        1,346
  Eliminations/Other                      492          346
                                   -----------  -----------
      Total capital expenditures   $    4,228   $    4,147
                                   ===========  ===========

                                 As of Sept 30, As of June 30,
                                      2002         2002
                                   -----------  -----------
IDENTIFIABLE ASSETS
  Retail                           $  265,707   $  271,421
  Manufacturing                        78,732       79,102
  Financial Services                1,098,804    1,210,460
  Communities                         188,621      191,147
  Eliminations/Other                  183,122       76,273
                                   -----------  -----------
      Total identifiable assets    $1,814,986   $1,828,403
                                   ===========  ===========

PART  I  -  -  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  8.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results  of  Operations.
             -------------------------

CRITICAL  ACCOUNTING  POLICIES:

The  Company believes the following represents its critical accounting policies:

Revenue  Recognition

-     Retail  sales  are  recognized  when:
      1) Cash payment is received, or down payment is received for credit sales and the home buyer enters into an installment sales contract, and
      2) The home buyer has inspected and accepted the completed home at the home buyer's site, and
      3)   Title  has  passed  to  the  retail  home  buyer.
- Sales to independent retailers of homes produced by the Company are recognized as revenue upon shipment.
- Revenue from rental of homesites and homes is accrued and recognized based on the terms of the resident's lease agreement with the Company.
- Premiums from insurance policies represent short-duration contracts with terms of one to 10 years and are deferred and recognized as revenue over the terms of the policies.
- Vanderbilt Mortgage and Finance, Inc. (VMF), the Company's financing subsidiary, originates and sells installment contract and mortgage loan receivables (receivables), retaining the servicing thereon. It also provides servicing for investors in receivables on a contract basis. Interest income on receivables held, either for sale or as an investment, is recognized in accordance with the terms of the underlying installment contracts. For receivables sold with servicing retained and receivables serviced under servicing agreements, service fee income is recognized as the service is performed. Interest income on interest-only residual interests is recognized in accordance with the consensus of the Emerging Issues Task Force in its Issue No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets. Accordingly, interest income is recognized through an effective yield method, with the yield computed prospectively over the life of the residual interests after adjustments in the estimated cash flows are made to reflect prepayments, defaults and other factors.

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

Interest-only securities are periodically valued using a discounted cash flow model. The future cash flows for the estimated life of each securitized pool are projected as the excess interest received from borrowers over the interest paid to the securityholders, less contractual servicing fees, after giving effect to estimated prepayments and credit losses. Estimates for prepayments, defaults, and losses are determined based on a model developed by the Company that considers both Company-specific experience and current economic conditions.

The residual interests in the installment receivables sold are classified as available-for-sale securities. Accordingly, changes in fair market value are recorded as other comprehensive income (loss) unless an other than temporary adverse change is determined. Such changes are reflected in net income. In September 2002, an other than temporary charge of $.6 million was recorded as a reduction of financial services revenues in relation to one of the Company's residual interests. The valuation of residual interests involves various assumptions and estimates. Any actual significant change in those original assumptions and estimates could have a material impact on the Company's reported financial position and cash flows.

Servicing assets are periodically evaluated on a transaction basis for impairment based on the fair value of those assets. The estimate of fair value assumes: 1) discount rates which, at the time the asset was created, approximate current market rates; and 2) expected prepayment rates based on loan prepayment experience for similar transactions. The servicing asset or liability is amortized in proportion to and over the period of estimated net servicing income or net servicing loss.

Reserves  for  Credit  Losses  and  Contingent  Liabilities

Reserves for credit losses and contingent liabilities are established for receivables held for sale or investment and certain inventory. Actual credit losses are charged to the reserves when incurred. The reserves established for such losses are determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. The Company also maintains a reserve for contingent liabilities related to guarantees of installment contract receivables sold with recourse.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2002:

Total revenues for the three months ended September 30, 2002, increased 4% to $307 million from the same period in 2001, which consisted of a 3% decrease in manufactured housing sales to $221 million, a 32% increase in financial services income to $68 million and a 3% increase in rental and other income to $18 million. Total units sold declined 9% to 6,092 from 6,684 in the prior year period as total floors shipped decreased 9% to 9,205 from 10,065 in the prior year period.

Gross profit margins on net sales increased slightly to 34.6% from 34.5%, while selling, general and administrative expenses, as a percent of total revenues, increased to 33.2% from 32.4% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year. Operating income increased to 16.7% of total revenues in the quarter from 15.9% in 2001.

Interest expense (net of interest income) decreased to $4.1 million for the quarter ending September 30, 2002, as compared to $5.0 million net expense in the same period last year. The net expense was primarily attributable to overall declining interest rates during the three month period which had a negative impact on the value of the Company's interest rate swaps. During the quarter ended September 30, 2002, there was an unfavorable mark-to-market adjustment of $4.0 million relating to the swaps. In the comparable period last year, there was a $3.9 million mark-to-market unfavorable swap adjustment.


RETAIL. Within the Retail segment revenues, the group experienced a slight decrease in net sales to $158 million, as the average home price increased 9%, the average number of homes sold per sales center decreased 6%, and the total number of homes sold declined 9% to 3,740. Same store dollar sales declined 1% for the quarter. The average number of Company-owned sales centers decreased 3% due to the Company's continuous evaluation of retail centers' strategic fit into the Company's operating model and distribution channels.


                                                        Three Months Ended
                                                           September 30,      %
                                                          2002      2001    Change
                                                        --------  --------  -------
Dollar sales (in thousands)                             $158,146  $158,836    -0.4%
Average number of retail centers                             289       297    -2.7%
Dollar sales per retail center (in thousands)           $    548  $    536     2.3%
Average price of home                                   $ 42,285  $ 38,637     9.4%
New homes sold                                             3,149     3,317    -5.1%
Previously-owned homes sold                                  591       794   -25.6%
Percentage single-section/multi-section mix (new only)     44/56     47/53

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced a 20% decline to $49 million in net sales to independent retailers and a 17% decrease in the number of homes sold to 1,934. In addition, the average number of independent retailers decreased 4% to 615. Manufacturing segment operating income decreased $2 million to $10 million as compared to the same quarter last year. Capacity utilization decreased to 60% versus 63% for the comparable quarter last year.

                                                        Three Months Ended
                                                           September 30,      %
                                                          2002      2001    Change
                                                        --------  --------  -------
Wholesale dollar sales (in thousands)                    $ 48,635  $ 60,912   -20.2%
Number of plants operating                                     20        20     0.0%
Number of independent retailers (average)                     615       639    -3.7%
Dollar sales per independent retailer (in thousands)           79        95   -17.1%
Average price of home                                    $ 25,148  $ 26,031   - 3.4%
Homes sold to independent retailers                         1,934     2,340   -17.4%
Percentage single-section/multi-section mix                 39/61     39/61


FINANCIAL SERVICES. Revenues for the Financial Services segment increased $16 million, primarily due to a larger servicing portfolio and improved spreads over last year. Insurance related revenues rose $1 million. Originations of $227 million and acquisitions of $68 million were completed during the quarter, bringing the total serviced portfolio to $5.0 billion. Loans sold through asset-backed securities totaled $500 million (including pre-funding of $143 million), compared to $400 million (including pre-funding of $73 million) during the same period last year, and delinquency on the originated portfolio declined 59 basis points to 3.12% for the quarter versus the comparable period last year. Overall delinquency, including the serviced portfolio and the recent portfolio purchases, increased from 2.84% in June 2002 to 3.73% in September, but declined 41 basis points from September last year. Total Financial Services operating income increased 39% to $36 million.

The following table sets forth information related to loan loss experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                             For The Quarter Ended
                                                 September 30,
                                                  2002    2001
                                                 ------  ------
Net losses as a percentage of average
  loans outstanding (annualized)
    All contracts                                 2.3%    2.0%
    Contracts originated by VMF                   2.1%    2.1%
    Contracts acquired from other institutions    3.1%    1.6%

Loans Serviced (in thousands)
    Originated and purchased loans serviced    $4,869   $4,178
    Master servicing contracts                    152      181
                                               ------   ------
      Total                                    $5,021   $4,359

Number of contracts in repossession
    All contracts                                3,100   2,899
    Contracts originated by VMF                  2,366   2,443
    Contracts acquired from other institutions     734     456

Total number of contracts in repossession
  as a percentage of total contracts             2.02%   2.09%

COMMUNITIES. Within the Communities segment revenues, net sales increased 86% to $14 million, the average home selling price increased 4%, and 79% more homes were sold. Communities rental income rose 5% as segment operating income increased 27% to $4 million.



                                              Three Months Ended
                                               September 30,        %
                                               2002      2001    Change
                                             --------  --------  -------
Dollar sales (in thousands)                   $14,440   $ 7,755     86.2%
Number of communities (average)                    83        81      1.9%
Dollar sales per community  (in thousands)    $   175   $    96     82.8%
Average price of home                         $34,545   $33,283      3.8%
New homes sold                                    225       152     48.0%
Previously-owned homes sold                       193        81    138.3%


LIQUIDITY  AND  CAPITAL  RESOURCES:

Cash and cash equivalents at September 30, 2002, were $168 million as compared to $84 million at June 30, 2002. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

Cash used in operating activities was $17 million for the three months ending September 30, 2002, as compared to $56 million being provided from operations for the same period last year. The Company provided $132 million from investing activities, primarily from the sales of acquired contract installment receivables, as compared to $55 million provided by investing activities last year. In addition, $30 million in cash was used for financing activities, mostly for repurchase of common stock, as compared to $65 million being used in the same period last year.

The Company's debt to capital ratio was 7% at September 30, 2002. Short-term debt available consists of $165 million committed and $71 million uncommitted lines of credit. These lines of credit do not require collateral and are priced in relation to LIBOR. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. The Company had debt outstanding of $92 million and $93 million at September 30, 2002 and June 30, 2002, respectively.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. At September 30, 2002, the Company was in compliance with those financial covenants, as required.

A $300 million one-year sales facility is available of which $150 million is committed. This facility was not utilized at September 30, 2002. In addition, a committed one-year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. This participation facility was not utilized at September 30, 2002. In accordance with the agreements of the sales facility, utilization of any unfunded commitment is permitted as long as criteria, that include credit rating, financial covenants, and performance triggers, are met. The Company owns its inventory; therefore, no floorplanning arrangements are necessary.

The following table summarizes the Company's significant contractual obligations and other contingencies as of September 30, 2002:



($ - in  thousands)
Contractual Obligations (1)                           Payments due by period
------------------------------------------------------------------------------------------------------------
                             Total        FY03         FY04       FY05        FY06        FY07    Thereafter
                           ---------------------------------------------------------------------------------
  Debt obligations          $ 92,136    $  1,321    $ 75,325    $    134    $     35    $      -    $ 15,321
  Capital leases            $    434    $    219    $    215    $      -    $      -    $      -    $      -
  Operating leases          $  9,935    $  2,970    $  2,591    $  1,741    $  1,152    $    662    $    819

Other Contingencies (2)                        Amount of contingency expiration per period
------------------------------------------------------------------------------------------------------------
                             Total        FY03         FY04       FY05        FY06        FY07    Thereafter
                           ---------------------------------------------------------------------------------
  Letters of credit        $127,697     $127,697    $      -    $      -    $      -    $      -    $      -
  Guarantees               $493,829     $    660    $  3,405    $ 11,439    $ 19,155    $ 39,525    $419,645
  Repurchase agreements    $ 58,993     $ 50,144    $  8,849    $      -    $      -    $      -    $      -

(1)  Debt  obligations  consist primarily of $75 million Senior Notes due December 2003, and $15 million tax-exempt bonds due  through  2030.  Capital  leases  represent  amounts  due  on computer-related equipment.  Operating leases represent minimum  rental  commitments  primarily  for  retail  centers  in  effect  on  September  30,  2002.
(2)  Letters of credit primarily relate to insurance reserves.  Guarantees are for subordinate corporate guarantee bonds relating to asset-backed securitizations and GNMA certificates.  The Company  believes  the probability of having to make guarantee payments under the terms of the guarantees is remote.  The repurchase  agreements represent the maximum potential repurchase obligations in the event of a default by an independent retailer  to the institution providing its floorplan lending.  These agreements are customary in the manufactured housing industry, and the Company's losses in the past  have  not  been  significant.

Forward  Looking  Statements
----------------------------

This report contains "forward looking statements" within the meaning of the federal securities laws regarding the business and industry of Clayton Homes, Inc. (the "Company"). Such forward-looking statements can be identified by the use of the words "believes," "estimates," "expects," "projects" and words of similar import and include, without limitation, statements regarding the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items, the effective implementation of the Company's business or regarding trends relating to the manufactured home industry and various other items. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual financial condition, results of operations, performance and achievements of the Company to be materially different from any of the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability, terms and development plans of capital; the availability of other forms of housing; the availability of consumer credit; general inflationary pressures; the growing number of dealers and manufacturers operating in the Company's markets; and government regulation.

Such forward looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, as well as management's beliefs and assumptions. Although the Company believes its current expectations to be based upon reasonable assumptions, there can be no assurance that such expectations will be attained or that actual results will not differ materially. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

CONTROLS  AND  PROCEDURES

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Item  1  through  Item  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)          Reports  on  Form  8-K.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2002B. Filed August 14, 2002.


Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-57532 pertaining to Senior Subordinate Pass-Through Certificates Series 2002B. Filed August 23, 2002.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Pooling and Servicing Agreement. Filed September 6, 2002.

Clayton Homes, Inc. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed September 25, 2002.

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

Date:          November 13,  2002      /s/  Kevin T. Clayton
               -------------------     -----------------------
                                       Kevin T. Clayton
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)



Date:          November 13,  2002      /s/  John J. Kalec
               -------------------     -----------------------
                                       John J. Kalec
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

(a)     CEO  Certification

I,  Kevin  T.  Clayton,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Clayton Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  13,  2002

                              /s/  Kevin  T.  Clayton
                              -----------------------
                              Kevin  T.  Clayton
                              Chief Executive Officer, President, and President, Financial Services

(b)     CFO  Certification

I,  John  J.  Kalec,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Clayton Homes, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 45 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:     November  13,  2002

                              /s/  John  J.  Kalec
                              --------------------
                              John  J.  Kalec
                              Executive  Vice  President  and  Chief
                              Financial  Officer