Form 10-Q
period 2002-12-31
CLAYTON HOMES INC
filed 2003-02-12
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   December 31, 2002
                                   -----------------------

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

    Shares  of  common  stock  $.10  par value, outstanding on January 31, 2003:
136,110,524.


                               CLAYTON HOMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited - in thousands except per share data)

                                          Three Months Ended     Six Months Ended
                                              December 31,         December 31,
                                            2002       2001      2002       2001
                                          ---------  --------  ---------  ---------
REVENUES
  Net sales                                $214,924   $207,753  $436,145   $435,256
  Financial services                         66,721     70,631   134,400    121,957
  Rental and other income                    18,307     18,436    36,341     35,977
                                          ---------  --------  ---------  ---------
    Total revenues                          299,952    296,820   606,886    593,190
                                          ---------  --------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales                            140,726    135,425   285,459    284,524
  Selling, general and administrative      102,864    101,238   204,774    197,400
  Financial services interest                   32        109        90        236
  Provision for credit losses                6,830      6,640    15,900     10,500
                                          ---------  --------  ---------  ---------
    Total expenses                         250,452    243,412   506,223    492,660
                                          ---------  --------  ---------  ---------
OPERATING INCOME                            49,500     53,408   100,663    100,530
Interest income (expense), net and other      (911)         -    (5,053)    (5,002)
                                          ---------  --------  ---------  ---------
Income before income taxes                  48,589     53,408    95,610     95,528
Provision for income taxes                  18,000     19,700    35,400     35,300
                                          ---------  --------  ---------  ---------
  Net income                              $ 30,589   $ 33,708  $ 60,210   $ 60,228
                                          =========  ========  =========  =========
NET INCOME PER COMMON SHARE
  Basic                                   $   0.22   $   0.25  $   0.44   $   0.44
  Diluted                                     0.22       0.24      0.44       0.43
AVERAGE SHARES OUTSTANDING
  Basic                                    135,994    137,391   136,308    137,711
  Diluted                                  136,404    138,438   136,816    138,785


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         (unaudited)
                                                         December 31,    June 30,
                                                            2002           2002
                                                        -------------  ----------
ASSETS
  Cash and cash equivalents                                $   90,708  $   83,729
  Trade receivables                                             6,333       9,308
  Inventory finance receivables                               136,448      43,859
  Other receivables, net                                      564,004     744,074
  Residual interests in installment contract receivables      191,159     181,344
  Inventories                                                 202,655     189,976
  Property, plant and equipment, net                          309,463     310,764
  Other assets                                                287,419     265,349
                                                        -------------  ----------
    Total assets                                           $1,788,189  $1,828,403
                                                        =============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities                 $   93,607  $  139,308
  Debt obligations                                             91,359      92,912
  Other liabilities                                           307,396     334,226
                                                        -------------  ----------
    Total liabilities                                         492,362     566,446
  SHAREHOLDERS' EQUITY
  Accumulated other comprehensive income                        8,085       7,818
  Other shareholders' equity                                1,287,742   1,254,139
                                                        -------------  ----------
    Total shareholders' equity                              1,295,827   1,261,957
                                                        -------------  ----------
    Total liabilities and shareholders' equity             $1,788,189  $1,828,403
                                                        =============  ==========

(See accompanying notes to the condensed consolidated financial statements)

                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)


                                                                                      Six Months Ended
                                                                                        December 31,
                                                                                       2002        2001
                                                                                    ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  60,210   $  60,228
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                                       10,029       9,489
    Amortization associated with sale of installment contract receivables                6,706      22,525
    Gain on sale of installment contract receivables                                   (12,835)    (35,510)
    Income accretion from residual interests in installment contract receivables       (10,424)          -
    Provision for credit losses                                                         15,900      10,500
    Deferred income taxes                                                               (8,344)     (3,027)
    Increase in other receivables, net                                                 (44,341)    (32,808)
    Decrease (increase) in inventories                                                 (12,679)      5,222
    Decrease in accounts payable, accrued liabilities, and increase in other assets   (102,302)    (26,308)
                                                                                     ----------  ----------
      Cash provided by (used in) operations                                            (98,080)     10,311
    Origination of installment contract receivables                                   (459,040)   (436,279)
    Proceeds from sales of originated installment contract receivables                 660,802     670,374
    Principal collected on originated installment contract receivables                  30,183      23,430
                                                                                     ----------  ----------
      Net cash provided by operating activities                                        133,865     267,836

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                       (296,170)   (885,451)
Proceeds from sales of acquired installment contract receivables                       179,502     643,902
Principal collected on acquired installment contract receivables                        27,737      32,539
Proceeds from residual interests in installment contract receivables                     3,096           -
Acquisition of property, plant and equipment                                            (8,728)     (9,552)
Decrease (increase) in restricted cash                                                  21,154      (3,888)
                                                                                     ----------  ----------
      Net cash used in investing activities                                            (73,409)   (222,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt obligations                                                           (1,553)    (47,370)
Decrease in cash in excess of bank balances                                            (25,317)    (14,648)
Issuance of stock for incentive plans and other                                          4,257       3,516
Repurchase of common stock                                                             (30,864)     (9,637)
                                                                                     ----------  ----------
      Net cash used in financing activities                                            (53,477)    (68,139)
                                                                                     ----------  ----------

Net increase in cash and cash equivalents                                                6,979     (22,753)
Cash and cash equivalents at beginning of period                                        83,729      47,763
                                                                                     ----------  ----------
Cash and cash equivalents at end of period                                           $  90,708   $  25,010
                                                                                     ==========  ==========

(See accompanying notes to the condensed consolidated financial statements)

                               CLAYTON HOMES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The condensed consolidated financial statements of Clayton Homes, Inc. and its wholly and majority owned subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the year ended June 30, 2002.

The information furnished reflects all adjustments which are necessary for a fair statement of the Company's financial position as of December 31, 2002, and the results of its operations and its cash flows for the three and six month periods ended December 31, 2002 and 2001. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended December 31, 2002, are not necessarily indicative of the results to be expected for the full year ending June 30, 2003.

2. The overall change in inventories as of December 31, 2002, from June 30, 2002, was as follows:


($ in thousands)                December 31, 2002   June 30, 2002   Increase (decrease)
                               ------------------  --------------  --------------------
Manufacturing
-------------
   Finished goods                   $  3,858           $  1,027          $  2,831
   Raw materials                      16,823             16,850               (27)

Retail
------
   Inventory levels at Company-
     owned retail centers            163,918            156,228             7,690

Communities
------------
   Inventory levels at Company-
     owned communities                18,056             15,871             2,185
                               ------------------  --------------  --------------------
                                    $202,655           $189,976          $ 12,679
                               ------------------  --------------  --------------------

3. The Company follows the accounting requirements of Emerging Issues Task Force (EITF) 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under these guidelines, the Company evaluated the expected future cash flows from its available-for-sale interest-only securities on a disaggregate security by security basis. During the six months ended December 31, 2002, there was a $6.9 million ($4.3 million after tax) increase in the excess of the estimated market value over the accreted book value of interest-only securities. This favorable adjustment has been recorded as an element of accumulated other comprehensive income.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Changes in accumulated other comprehensive income, net of the related income tax effects, are as follows:


                                                             Three Months Ended   Six Months Ended
                                                                December 31,        December 31,
                                                               2002      2001      2002      2001
                                                             --------  --------  --------  --------
Beginning balance                                            $ 9,628   $11,023   $ 7,818   $ 8,949
Unrealized gains (losses) on securities
  available-for-sale, net of tax                              (4,183)   (1,230)   (4,423)     (277)
Unrealized gains (losses) on residual interests, net of tax    2,640       978     4,320     2,099
Reclassification of realized losses on residual interests
  included in net income, net of tax                               -         -       370         -
                                                             --------  --------  --------  --------
Ending balance                                                $ 8,085   $10,771   $ 8,085   $10,771
                                                             ========  ========  ========  ========

4. The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The key economic assumptions used in the valuation of the residual interests for securitizations completed during the six month period ending December 31, 2002 and 2001, were:


                                                    For the quarter ended             For the quarter ended
                                                 Dec. 31, 2002   Dec. 31, 2001   Sept. 30, 2002   Sept. 30, 2001
                                                 --------------  --------------  ---------------  ---------------
Prepayment speed (multiple of the manufactured
  housing prepayment model)                                300%            300%             310%             300%
Constant prepayment rate (CPR)                           17.08%          17.93%           17.64%           18.42%
Weighted average life in years                            4.61            4.48             4.36             4.52
Expected credit losses                                    2.19%           2.47%            2.74%            1.98%
Residual cash flow discount rate                         15.75%          15.75%           14.23%           15.75%


The following represents the key economic assumptions used in the valuation of the existing portfolio at June 30, 2002 and have generally remained the same for the valuation at December 31, 2002:

Constant prepayment rate (CPR)     10.7% - 24.10%

Weighted average life in years              4.27

Expected credit losses                      2.43%

Residual cash flow discount rate           13.70%


   Note: The discount rate is reflective of a servicing liability which is discounted at the risk-free rate.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5. The following tables reconcile the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                           Three Months Ended      Six Months Ended
                                              December 31,           December 31,
(in thousands except per share data)         2002      2001         2002      2001
                                           --------  --------     --------  --------
Net income                                 $ 30,589   $ 33,708   $ 60,210  $ 60,228
Average shares outstanding
  Basic                                     135,994    137,391    136,308   137,711
  Add:  common stock equivalents (1)            410      1,047        508     1,074
                                          ---------   --------   --------  --------
  Diluted                                   136,404    138,438    136,816   138,785
Net income per common share
  Basic                                     $  0.22    $  0.25    $  0.44   $  0.44
  Diluted                                   $  0.22    $  0.24    $  0.44   $  0.43


(1) Common stock equivalents are principally stock options.  Stock options to purchase
3,035,889  and  219,000 shares of common stock for the three months ended December 31,
2002,  and  2001,  respectively,  and  stock options to purchase 2,226,659 and 218,212 shares  of common stock for the six month periods ending December 31,  2002, and 2001, respectively,  were  not  included  in  the  computation of diluted earnings per share because  their  inclusion  would  have  been  antidilutive.


6. In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not presently anticipate any of the exit or disposal activities so the provisions of this statement will not have a material impact on the Company's reported results of operations, financial positions, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligations undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002 and the liability recognition is in effect for guarantees initiated after December 31, 2002. The Company has historically provided limited guarantees on certain certificates offered in conjunction with installment contract securitizations for which it is issuer. These securitizations have been accounted for in accordance with SFAS 140, and accordingly, the fair value of the guarantee has been considered when recording gain on sale. Consequently, the Company does not anticipate that the provisions of this statement will have a material impact on the Company's reported results of operations, financial positions, or cash flows.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will continue to follow the intrinsic value-based method in accounting for its stock option plans. Accordingly, the Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions, or cash flows.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

7. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. The following table summarizes information with respect to the Company's business segments for the three and six-month periods ended December 31, 2002 and 2001:



                                            Three Months Ended            Six Months Ended
                                               December 31,                 December 31,
(in thousands)                             2002             2001          2002        2001
                                        ------------    ------------  ------------  ------------
REVENUES
  Retail                                  $  177,564      $  162,028    $  352,758    $  337,425
  Manufacturing                              127,160         134,370       253,531       265,889
  Financial Services                          54,120          59,023       109,706        98,972
  Communities                                 23,657          20,768        51,660        41,193
  Intersegment sales                         (82,549)        (79,369)     (160,769)     (150,289)
                                        ------------    ------------  ------------  ------------
      Total revenues                      $  299,952      $  296,820    $  606,886    $  593,190
                                        ============    ============  ============  ============

INCOME FROM OPERATIONS
  Retail                                  $    4,895       $   5,681    $    9,761    $   13,816
  Manufacturing                               10,409          12,104        20,798        24,255
  Financial Services                          35,457          37,650        71,500        63,494
  Communities                                  3,145           2,163         6,730         4,993
  Eliminations/Other                          (4,406)         (4,190)       (8,126)       (6,028)
                                        ------------    ------------  ------------  ------------
      Total income from operations        $   49,500      $   53,408    $  100,663    $  100,530
                                        ============    ============  ============  ============

CAPITAL EXPENDITURES
  Retail                                  $      453      $      958    $    1,713    $    2,241
  Manufacturing                                1,804           1,723         3,940         2,621
  Financial Services                             133               -           217            80
  Communities                                    774           2,590         1,030         3,936
  Eliminations/Other                           1,336             134         1,828           674
                                        ------------    ------------  ------------  ------------
      Total capital expenditures          $    4,500      $    5,405    $    8,728    $    9,552
                                        ============    ============  ============  ============

                                     As of December 31, As of June 30,
                                          2002              2002
                                        ------------    ------------
IDENTIFIABLE ASSETS
  Retail                                  $  281,162      $  271,421
  Manufacturing                               80,592          79,102
  Financial Services                       1,130,192       1,210,460
  Communities                                190,257         191,147
  Eliminations/Other                         105,986          76,273
                                        ------------    ------------
      Total identifiable assets           $1,788,189      $1,828,403
                                        ============    ============

PART  I  --  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  8.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations.
             ------------------------

CRITICAL  ACCOUNTING  POLICIES:

The  Company believes the following represents its critical accounting policies:

Revenue  Recognition

-     Retail  sales  are  recognized  when:
1) Cash payment is received, or down payment is received for credit sales and the home buyer enters into an installment sales contract, and
2) The home buyer has inspected and accepted the completed home at the home buyer's site, and
3)     Title  has  passed  to  the  home  buyer.
- Sales to independent retailers of homes produced by the Company are recognized as revenue upon shipment.
- Revenue from rental of homesites and homes is accrued and recognized based on the terms of the resident's lease agreement with the Company.
- Premiums from insurance policies represent short-duration contracts with terms of one to 10 years and are deferred and recognized as revenue over the terms of the policies.
- Vanderbilt Mortgage and Finance, Inc. (VMF), the Company's financing subsidiary, originates and sells installment contract and mortgage loan receivables (receivables), retaining the servicing thereon. It also provides servicing for investors in receivables on a contract basis. Interest income on receivables held, either for sale or as an investment, is recognized in accordance with the terms of the underlying installment contracts. For receivables sold with servicing retained and receivables serviced under servicing agreements, service fee income is recognized as the service is performed. Interest income on interest-only residual interests is recognized in accordance with the consensus of the Emerging Issues Task Force in its Issue No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets. Accordingly, interest income is recognized through an effective yield method, with the yield computed prospectively over the life of the residual interests after adjustments in the estimated cash flows are made to reflect prepayments, defaults and other factors.

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

SIX  MONTHS  ENDED  DECEMBER  31,  2002:

Total revenues for the six months ended December 31, 2002, increased 2% to $607 million from the same period in 2001, which consisted of a slight increase in manufactured housing sales to $436 million, a 10% increase in financial services revenue to $134 million and a 1% increase in rental and other income to $36 million. Total units sold declined 8% to 11,722 from 12,804 in the prior year period as total floors shipped decreased 8% to 17,769 from 19,229 in the prior year period.

Gross profit margins on net sales decreased slightly to 34.5% from 34.6%, while selling, general and administrative expenses, as a percent of total revenues, increased to 33.7% from 33.3% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year. Operating income decreased to 16.6% of total revenues in the six month period from 16.9% in 2001.

Interest expense (net of interest income) increased slightly to $5.1 million for the six month period ending December 31, 2002, as compared to $5.0 million net expense in the same period last year. The net expense was primarily attributable to overall declining interest rates during the six month period which had a negative impact on the value of the Company's interest rate swaps. During the six month period ended December 31, 2002, there was an unfavorable mark-to-market adjustment of $3.9 million relating to the swaps. In the comparable period last year, there was a $3.2 million mark-to-market unfavorable swap adjustment.

RETAIL. Within the Retail segment revenues, the group experienced a 5% increase in net sales to $318 million, as the average home price increased 11%, the average number of homes sold per sales center decreased 3%, and the total number of homes sold declined 5% to 7,452. Same store dollar sales increased 5% for the six month period.

                                                          Six Months Ended
                                                            December 31,      %
                                                          2002      2001    Change
                                                        --------  --------  -------
Dollar sales (in thousands)                             $318,226  $303,361     4.9%
Average number of retail centers                             289       295    -2.0%
Dollar sales per retail center (in thousands)           $  1,103  $  1,030     7.1%
Average price of home                                   $ 42,703  $ 38,532    10.8%
New homes sold                                             6,377     6,328     0.8%
Previously-owned homes sold                                1,075     1,545   -30.4%
Percentage single-section/multi-section mix (new only)     45/55     46/54

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced a 20% decline to $93 million in net sales to independent retailers and a 20% decrease in the number of homes sold to 3,569. This decline is primarily due to more restrictive credit underwriting applied to home-only transactions. However, the average number of independent retailers increased slightly to 612. Manufacturing segment operating income decreased $3 million to $21 million as compared to the prior year, as capacity utilization decreased to 58% versus 62% for the same period last year.


                                                      Six Months Ended
                                                         December 31,      %
                                                       2002      2001    Change
                                                      -------  --------  -------
Wholesale dollar sales (in thousands)                 $93,139  $116,044   -19.7%
Number of plants operating                                 20        20       -
Number of independent retailers (average)                 612       606     0.9%
Dollar sales per independent retailer (in thousands)      152       191   -20.5%
Average price of home                                 $26,097  $ 26,060     0.1%
Homes sold to independent retailers                     3,569     4,453   -19.9%
Percentage single-section/multi-section mix             39/61     40/60


FINANCIAL SERVICES. Revenues for the Financial Services segment decreased $11 million. Insurance related revenues rose $3 million. Originations of $439 million and acquisitions of $284 million were completed during the quarter, bringing the total serviced portfolio to $5.1 billion. Inventory finance receivables increased $93 million to $136 million. Loans sold through asset-backed securities totaled $849 million, compared to $815 million during the same period last year, and delinquency on the originated portfolio increased 6 basis points to 3.43%. Overall delinquency, including the serviced portfolio and the recent portfolio purchases, increased from 2.84% in June 2002 to 3.89% in December 2002, but declined 34 basis points from December last year. Total Financial Services operating income increased 13% to $72 million.

The following table sets forth information related to loan loss experience for all installment contract receivables which the Company either owns or for which it is contingently liable.


                                                                              Six months ended
                                                                                 December 31,
                                                                                2002     2001
                                                                               -------  -------
Net losses as a percentage of average loans outstanding (annualized)
  All contracts                                                                     2.4%     2.0%
  Contracts originated by VMF                                                       2.2%     2.0%
  Contracts acquired from other institutions                                        3.4%     1.9%

Loans Serviced (in thousands)
  Originated and purchased loans serviced                                        $4,995   $4,682
  Master servicing contracts                                                        146      173
                                                                                -------  -------
    Total                                                                        $5,141   $4,855
                                                                                =======  =======

Number of contracts in repossession
  Contracts originated by VMF                                                     2,676    2,420
  Contracts acquired from other institutions                                        739      510
  All contracts                                                                   3,415    2,930

Total number of contracts in repossession as a percentage of total contracts        2.1%     1.9%

COMMUNITIES. Within the Communities segment revenues, net sales increased 56% to $25 million, the average home selling price increased 7%, and 47% more homes were sold. Communities rental income rose 5% as segment operating income increased 35% to $7 million.

                                            Six Months Ended
                                              December 31,      %
                                             2002     2001    Change
                                            -------  -------  -------
Dollar sales (in thousands)                 $24,780  $15,851    56.3%
Number of communities (average)                  83       81     1.9%
Dollar sales per community  (in thousands)      300      196    53.5%
Average price of home                       $35,350  $33,161     6.6%
New homes sold                                  391      308    26.9%
Previously-owned homes sold                     310      170    82.4%

THREE  MONTHS  ENDED  DECEMBER  31,  2002:

Total revenues for the three months ended December 31, 2002, increased 1% to $300 million from the same period in 2001, which consisted of a 3% increase in manufactured housing sales to $215 million, a 6% decrease in financial services revenues to $67 million and a 1% decrease in rental and other income to $18 million. Total units sold declined 8% to 5,630 from 6,120 in the prior year period as total floors shipped decreased 7% to 8,564 from 9,164 in the prior year period.

Gross profit margins on net sales decreased slightly to 34.5% from 34.8%, while selling, general and administrative expenses, as a percent of total revenues, increased to 34.3% from 34.1% in the prior year period. The increase in the provision for credit losses was primarily due to the additional number of contracts in foreclosure from the same period last year. Operating income decreased to 16.5% of total revenues in the three month period from 18.0% in 2001.

Interest expense (net of interest income) increased to $.9 million for the period ending December 31, 2002, as compared to the same period last year. During the three month period ended December 31, 2002, there was a favorable mark-to-market adjustment of $.2 million relating to the swaps. In the comparable period last year, there was a $.7 million mark-to-market favorable swap adjustment.

RETAIL. Within the Retail segment revenues, the group experienced an 11% increase in net sales to $160 million, as the average home price increased 12%, the average number of homes sold per sales center remained constant, and the total number of homes sold declined 1% to 3,712. Same store dollar sales increased 10% for the quarter.

                                                        Three Months Ended
                                                           December 31,       %
                                                          2002      2001    Change
                                                        --------  --------  -------
Dollar sales (in thousands)                             $160,080  $144,525    10.8%
Average number of retail centers                             290       294    -1.4%
Dollar sales per retail center (in thousands)           $    552  $    492    12.3%
Average price of home                                   $ 43,125  $ 38,417    12.3%
New homes sold                                             3,228     3,011     7.2%
Previously-owned homes sold                                  484       751   -35.6%
Percentage single-section/multi-section mix (new only)     45/55     46/54

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced a 19% decline to $45 million in net sales to independent retailers and a 23% decrease in the number of homes sold to 1,635 as the average number of independent retailers increased 2% to 626. This decline is primarily due to more restrictive credit underwriting applied to home-only transactions. Manufacturing segment operating income decreased $2 million to $10 million as compared to the same quarter last year. Capacity utilization decreased to 57% versus 62% for the comparable quarter last year.

                                                    Three Months Ended
                                                        December 31,      %
                                                       2002     2001    Change
                                                      -------  -------  -------
Wholesale dollar sales (in thousands)                 $44,504  $55,132   -19.3%
Number of plants operating                                 20       20       -
Number of independent retailers (average)                 626      611     2.5%
Dollar sales per independent retailer (in thousands)       71       90   -21.2%
Average price of home                                 $27,220  $26,092     4.3%
Homes sold to independent retailers                     1,635    2,113   -22.6%
Percentage single-section/multi-section mix             39/61    41/59

FINANCIAL SERVICES. Revenues for the Financial Services segment decreased $5 million, as insurance related revenues rose $2 million. Originations of $228 million and acquisitions of $222 million were completed during the quarter, bringing the total serviced portfolio to $5.1 billion. Inventory finance receivables increased $91 million during the quarter bringing the balance to $136 million. Loans sold through asset-backed securities totaled $392 million, compared to $415 million during the same period last year, and delinquency on the originated portfolio increased 6 basis points to 3.43% at the end of the quarter versus the comparable period last year. Overall delinquency, including the serviced portfolio and the recent portfolio purchases, increased from 2.84% in June 2002 to 3.89% in December, but declined 34 basis points from December last year. Total Financial Services operating income decreased 6% to $35 million.

The following table sets forth information related to loan loss experience for all installment contract receivables which the Company either owns or for which it is contingently liable.

                                                                  For the quarter ended
                                                                        December 31,
                                                                        2002   2001
                                                                        -----  -----
Net losses as a percentage of average loans outstanding (annualized)
  All contracts                                                          2.5%   2.0%
  Contracts originated by VMF                                            2.2%   1.9%
  Contracts acquired from other institutions                             3.9%   2.4%

COMMUNITIES. Within the Communities segment revenues, net sales increased 28% to $10 million, the average home selling price increased 11%, and 16% more homes were sold. Communities rental income rose 5% as segment operating income increased 45% to $3 million.

                                          Three Months Ended
                                              December 31,      %
                                             2002     2001    Change
                                            -------  -------  -------
Dollar sales (in thousands)                 $10,340  $ 8,096    27.7%
Number of communities (average)                  83       81     2.5%
Dollar sales per community  (in thousands)      125      100    24.6%
Average price of home                       $36,537  $33,045    10.6%
New homes sold                                  166      156     6.4%
Previously-owned homes sold                     117       89    31.5%

LIQUIDITY  AND  CAPITAL  RESOURCES:

Cash and cash equivalents at December 31, 2002, were $91 million as compared to $84 million at June 30, 2002. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

Cash provided by operating activities was $134 million for the six months ending December 31, 2002, as compared to $268 million being provided from operations for the same period last year. The decline was due primarily to the increased retention associated with securitizations completed in the year, along with lower spreads and a decrease in accrued liabilities. The Company used $73 million in investing activities, primarily for the acquisition of installment contract receivables, as compared to $222 million used in investing activities last year. In addition, $53 million in cash was used in financing activities, mostly for repurchase of common stock and a reduction of cash in excess of bank balances, as compared to $68 million being used in the same period last year, principally to repay debt obligations.

The Company's debt to capital ratio was 7% at December 31, 2002. Short-term debt available consists of $190 million committed and $36 million uncommitted lines of credit. These lines of credit do not require collateral and are priced in relation to LIBOR. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. The Company had debt outstanding of $91 million and $93 million at December 31, 2002 and June 30, 2002, respectively.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. At December 31, 2002, the Company was in compliance with all financial covenants.

A $300 million one-year sales facility is available of which $150 million is committed. This facility was not utilized at December 31, 2002. In addition, a committed one-year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. This participation facility was not utilized at December 31, 2002. In accordance with the agreements of the sales facility, utilization of any unfunded commitment is permitted as long as criteria, that include credit rating, financial covenants, and performance triggers, are met. The Company owns its inventory; therefore, no floorplanning arrangements are necessary.

The following table summarizes the Company's significant contractual obligations and other contingencies as of December 31, 2002:

($ in thousands)

Contractual Obligations (1)                          Payments due by period
                            -------------------------------------------------------------------------------
                              Total      FY03       FY04        FY05      FY06      FY07       Thereafter
                            -------------------------------------------------------------------------------
  Debt obligations            $91,359    $    545    $75,325    $   134    $    35    $     -    $ 15,320
  Capital leases              $   386    $    171    $   215    $     -    $     -    $     -    $      -
  Operating leases            $ 9,330    $  1,959    $ 2,697    $ 1,833    $ 1,242    $   740    $    859

Other Contingencies (2)                     Amount of contingency expiration per period
                            -------------------------------------------------------------------------------
                               Total      FY03       FY04        FY05      FY06      FY07       Thereafter
                            -------------------------------------------------------------------------------
Letters of credit           $139,287     $ 50,952    $88,335    $     -    $     -    $     -    $      -
Guarantees                  $494,470     $  6,984    $14,199    $19,125    $22,219    $48,220    $383,723
Repurchase agreements       $ 57,914     $ 28,957    $21,718    $ 7,239    $     -    $     -    $      -


(1)   Debt  obligations  consist primarily of $75 million Senior Notes due December 2003, and $15 million tax-exempt bonds due through 2030.  Capital leases represent amounts due on computer-related equipment.  Operating leases represent minimum rental  commitments  primarily  for  retail  centers  in  effect  on  December 31,  2002.

(2)   Letters  of credit primarily relate to insurance reserves.  Guarantees are for subordinate corporate guarantee bonds relating  to  asset-backed  securitizations  and for GNMA certificates.  The Company believes the probability of having to make  guarantee  payments  under  the  terms of the guarantees is remote.  The repurchase agreements represent the maximum potential  repurchase  obligations  in  the event of a default by an independent retailer to the institution providing its floorplan lending. These agreements are customary in the manufactured housing industry, and the Companys losses in the past have  not  been  significant.

FORWARD  LOOKING  STATEMENTS:

This report contains "forward looking statements" within the meaning of the federal securities laws regarding the business and industry of Clayton Homes, Inc. (the "Company"). Such forward-looking statements can be identified by the use of the words "believes," "estimates," "expects," "projects" and words of similar import and include, without limitation, statements regarding the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items, the effective implementation of the Company's business or regarding trends relating to the manufactured home industry and various other items. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual financial condition, results of operations, performance and achievements of the Company to be materially different from any of the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability of other forms of housing; the availability of consumer credit; general inflationary pressures; the availability and terms of capital and general interest rate risk; and government regulation.

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

ITEM  3  -     Quantitative  and  Qualitative  Disclosures  about  Market  Risk.
               ----------------------------------------------------------------
There  were  no  material  changes  during  the  quarter.

ITEM  4  -     Controls  and  Procedures.
               --------------------------

Within the 45 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls and procedures are effective. There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Item  1  through  Item  3.

ITEM  4  -  Submission  of  Matters  to  a  Vote  by  Security  Holders
            -----------------------------------------------------------

(a) The Annual Meeting of Stockholders of Clayton Homes, Inc. was held on October 30, 2002.
(b) The following nominees were elected Directors until the next Annual Meeting of Stockholders and until their respective successors shall have been elected and qualified.

        James  L.  Clayton
        B.  Joe  Clayton
        Kevin  T.  Clayton
        Dan  W.  Evins
        Wilma  H.  Jordan
        Thomas  N.  McAdams
        C.  Warren  Neel

(c)     The  tabulation  of  votes  for  each  Director  was  as  follows:

        Election of Directors                   For
        ----------------------                  ---------------------
        James  L.  Clayton                      112,922,212
        B.  Joe  Clayton                        123,050,076
        Kevin  T.  Clayton                      113,988,518
        Dan  W.  Evins                          123,063,502
        Wilma  H.  Jordan                       123,068,573
        Thomas  N.  McAdams                     121,643,643
        C.  Warren  Neel                        123,055,115

(d)     The  shareholder  proposal  to  expense  options  was  defeated.

        For               Against
        ---               ----------
        30,926,824        77,926,517


ITEM  5  -  There  was  no  reportable  event  for  Item  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)          Reports  on  Form  8-K.

Clayton  Homes,  Inc./Vanderbilt  Mortgage  &  Finance,  Inc. Senior Subordinate
Pass-Through        Certificates  Series  2002C.  Filed  November  21,  2002.

Clayton Homes, Inc. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed November 13, 2002.

                               CLAYTON HOMES, INC.
                               -------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CLAYTON  HOMES,  INC.
                                       ---------------------
                                       (Registrant)

Date:          February 12,  2003      /s/  Kevin T. Clayton
               -------------------     -----------------------
                                       Kevin T. Clayton
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)



Date:          February 12,  2003      /s/  John J. Kalec
               -------------------     -----------------------
                                       John J. Kalec
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

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

Date:     February  12,  2003


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

Date:     February  12,  2003

                              /s/  John  J.  Kalec
                              --------------------
                              John  J.  Kalec
                              Executive  Vice  President  and  Chief
                              Financial  Officer