Form 10-Q
period 2003-03-31
CLAYTON HOMES INC
filed 2003-05-13
CIK 719547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR  THE  QUARTERLY  PERIOD  ENDED   March 31, 2003
                                   -----------------------

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

    Indicate  by  checkmark  whether  the registrant is an accelerated filer (as
defined  in  Exchange  Act  Rule  12b-2).  Yes  No   X.
                                                   ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Shares  of  common  stock  $.10  par  value,  outstanding on April 30, 2003:
136,210,180.

                                CLAYTON HOMES, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Unaudited - in thousands except per share data)

                                         Three Months Ended    Nine Months Ended
                                              March 31,            March 31,
                                            2003      2002      2003       2002
                                          --------  --------  ---------  ---------
REVENUES
  Net sales                               $190,304  $187,174  $626,449   $622,430
  Financial services                        67,861    63,845   202,261    185,802
  Rental and other income                   18,960    18,889    55,301     54,866
                                          --------  --------  ---------  ---------
    Total revenues                         277,125   269,908   884,011    863,098
                                          --------  --------  ---------  ---------
COSTS AND EXPENSES
  Cost of sales                            123,792   122,421   409,251    406,945
  Selling, general and administrative       81,308    79,159   243,948    235,748
  Financial services operating expenses     21,698    19,505    63,922     60,552
  Provision for credit losses               10,200     5,000    26,100     15,500
                                          --------  --------  ---------  ---------
    Total expenses                         236,998   226,085   743,221    718,745
                                          --------  --------  ---------  ---------
OPERATING INCOME                            40,127    43,823   140,790    144,353
Interest income (expense), net and other     1,437     2,558    (3,616)    (2,444)
                                          --------  --------  ---------  ---------
Income before income taxes                  41,564    46,381   137,174    141,909
Provision for income taxes                  15,400    17,200    50,800     52,500
                                          --------  --------  ---------  ---------
  Net income                              $ 26,164  $ 29,181  $ 86,374   $ 89,409
                                          ========  ========  =========  =========
NET INCOME PER COMMON SHARE
  Basic                                   $   0.19  $   0.21  $   0.63   $   0.65
  Diluted                                     0.19      0.21      0.63       0.64
AVERAGE SHARES OUTSTANDING
  Basic                                    136,111   137,602   136,244    137,675
  Diluted                                  136,482   138,804   136,709    138,782

Dividends per share                       $  0.064  $  0.064  $  0.064   $  0.064


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                                         (unaudited)
                                                          March 31,    June 30,
                                                            2003         2002
                                                          ----------  ----------
ASSETS
  Cash and cash equivalents                               $   28,999  $   83,729
  Trade receivables                                            6,733       9,308
  Inventory finance receivables                              136,583      43,859
  Other receivables, net                                     658,592     744,074
  Residual interests in installment contract receivables     186,256     181,344
  Inventories                                                194,153     189,976
  Property, plant and equipment, net                         316,091     310,764
  Other assets                                               322,835     265,349
                                                          ----------  ----------
    Total assets                                          $1,850,242  $1,828,403
                                                          ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities                $  117,043  $  139,308
  Debt obligations                                           115,904      92,912
  Other liabilities                                          300,510     334,226
                                                          ----------  ----------
    Total liabilities                                        533,457     566,446

  SHAREHOLDERS' EQUITY
  Accumulated other comprehensive income                       9,337       7,818
  Other shareholders' equity                               1,307,448   1,254,139
                                                          ----------  ----------
    Total shareholders' equity                             1,316,785   1,261,957
                                                          ----------  ----------
    Total liabilities and shareholders' equity            $1,850,242  $1,828,403
                                                          ==========  ==========

(See accompanying notes to the condensed consolidated financial statements)



                              CLAYTON HOMES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited - in thousands)

                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                                        2003        2002
                                                                                     ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $  86,374   $  89,409
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
    Depreciation and amortization                                                       15,280      14,519
    Amortization associated with sale of installment contract receivables               10,481      36,012
    Gain on sale of installment contract receivables                                   (17,859)    (38,675)
    Income accretion from residual interests in installment contract receivables       (18,662)          -
    Provision for credit losses                                                         26,100      15,500
    Realized loss on securities available-for-sale                                         330         466
    Deferred income taxes                                                              (13,007)     (2,181)
    Increase in inventory finance receivables                                          (92,724)    (28,972)
    Decrease (increase) in other receivables, net                                       73,246     (24,996)
    Increase in inventories                                                             (4,177)     (1,419)
    Decrease in accounts payable, accrued liabilities, and increase in other assets   (133,691)    (20,181)
                                                                                     ----------  ----------
      Cash provided by (used in) operations                                            (68,309)     39,482
    Origination of installment contract receivables                                   (686,366)   (648,398)
    Proceeds from sales of originated installment contract receivables                 879,012     864,463
    Principal collected on originated installment contract receivables                  37,943      31,377
                                                                                     ----------  ----------
      Net cash provided by operating activities                                        162,280     286,924

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of installment contract receivables                                       (523,267)   (955,519)
Proceeds from sales of acquired installment contract receivables                       247,909     703,998
Principal collected on acquired installment contract receivables                        45,790      39,691
Proceeds from residual interests in installment contract receivables                    15,338           -
Proceeds from sales of securities available-for-sale                                    11,887      25,312
Acquisition of property, plant and equipment                                           (20,607)    (16,421)
Decrease (increase) in restricted cash                                                  18,298      (2,488)
                                                                                     ----------  ----------
      Net cash used in investing activities                                           (204,652)   (205,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends                                                                               (8,707)     (8,800)
Proceeds from (repayment of) debt obligations                                           22,992     (48,168)
Decrease in cash in excess of bank balances                                             (2,285)    (10,988)
Issuance of stock for incentive plans and other                                          6,506       5,239
Repurchase of common stock                                                             (30,864)     (9,637)
                                                                                     ----------  ----------
      Net cash used in financing activities                                            (12,358)    (72,354)
                                                                                     ----------  ----------

Net increase (decrease) in cash and cash equivalents                                   (54,730)      9,143
Cash and cash equivalents at beginning of period                                        83,729      47,763
                                                                                     ----------  ----------
Cash and cash equivalents at end of period                                           $  28,999   $  56,906
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

The information furnished reflects all adjustments that are necessary for a fair statement of the Company's financial position as of March 31, 2003, and the results of its operations and its cash flows for the three and nine-month periods ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year ending June 30, 2003.

2. New inventories are valued using the last-in-first-out method. Used inventory is valued based on local market conditions. The overall change in inventories as of March 31, 2003, from June 30, 2002, was as follows:


($in thousands)                March 31, 2003   June 30, 2002   Increase (decrease)
                               ----------------------------------------------------
Manufacturing
-------------
  Finished goods                  $  5,812        $  1,027          $  4,785
  Raw materials                     11,742          16,850            (5,108)

Retail
------
  Inventory levels at Company-
    owned retail centers           158,747         156,228             2,519

Communities
-----------
  Inventory levels at Company-
    owned communities               17,852          15,871             1,981
                               ----------------------------------------------------
                                  $194,153        $189,976          $  4,177
                               ----------------------------------------------------

3. The components of Accounts Payable and Accrued Liabilities as of March 31, 2003 and June 30, 2002, was as follows:


($ in thousands)                  March 31, 2003      June 30, 2002
                                  ---------------     --------------
Accounts Payable and Accrued Liabilities
  Accounts payable                   $ 57,982            $ 79,648
  Accrued liabilities & other          59,061              59,660
                                  ---------------     --------------
                                     $117,043            $139,308
                                  ---------------     --------------

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

4. The Company follows the guidance of the Emerging Issues Task Force in its issue No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Under these guidelines, the Company evaluates the expected future cash flows from its residual interests in asset-backed securitizations on a disaggregated security-by-security basis. During the nine months ended March 31, 2003, there was a $12.1 million ($7.6 million after tax) increase in the excess of the estimated market value over the accreted book value of interest-only securities. This favorable adjustment has been recorded as an element of accumulated other comprehensive income. Additionally, an other than temporary impairment was determined to exist on certain of the Company's interest-only securities resulting in a charge of $2.1 million ($1.3 million after tax) which was recorded in March 2003.

Changes in accumulated other comprehensive income, net of the related income tax effects, are as follows:

                                                            Three Months Ended   Nine Months Ended
                                                                 March 31,            March 31,
                                                               2003      2002      2003      2002
                                                             --------  --------  --------  --------
Beginning balance                                            $ 8,085   $10,771   $ 7,818   $ 8,949
Unrealized gains (losses) on securities
  available-for-sale, net of tax                              (3,364)      (98)   (7,788)     (374)
Unrealized gains (losses) on residual interests, net of tax    3,299      (456)    7,619     1,642
Reclassification of realized losses on residual interests
  and securities included in net income, net of tax            1,317       944     1,688       944
                                                             --------  --------  --------  --------
Ending balance                                               $ 9,337   $11,161   $ 9,337   $11,161
                                                             ========  ========  ========  ========

5. The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The key economic assumptions used in the valuation of the residual interests for securitizations completed during the nine month period ending March 31, 2003 and 2002, were:


                                                      For the quarter ended          For the quarter ended
                                                 Mar. 31, 2003   Mar. 31, 2002   Dec. 31, 2002   Dec. 31, 2001
                                                 --------------  --------------  --------------  --------------
Prepayment speed (multiple of the manufactured
  housing prepayment model)                                300%            300%            300%            300%
Constant prepayment rate (CPR)                           17.08%          17.69%          17.08%          17.93%
Weighted average life in years                            4.61            4.48            4.61            4.48
Expected credit losses                                    2.12%           2.13%           2.19%           2.47%
Residual cash flow discount rate                         15.75%          15.75%          15.75%          15.75%

                                                      For the quarter ended
                                                 Sept. 30, 2002  Sept. 30, 2001
                                                 --------------  --------------
Prepayment speed (multiple of the manufactured
  housing prepayment model)                                310%            300%
Constant prepayment rate (CPR)                           17.64%          18.42%
Weighted average life in years                            4.36            4.52
Expected credit losses                                    2.74%           1.98%
Residual cash flow discount rate                         14.23%          15.75%

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following represents the key economic assumptions used in the valuation of the existing portfolio at June 30, 2002 and have generally remained the same for the valuation at March 31, 2003:


Constant prepayment rate (CPR)     10.7% - 24.10%

Weighted average life in years              4.27

Expected credit losses                      2.43%

Residual cash flow discount rate           13.70%

Note: The discount rate is reflective of a servicing liability which is discounted at the risk-free rate.

6. The following tables reconcile the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:

                                       Three Months Ended     Nine Months Ended
                                             March 31,            March 31,
(in thousands except per share data)     2003        2002       2003      2002
                                      ----------  ----------  --------  --------
Net income                              $ 26,164    $ 29,181  $ 86,374  $ 89,409
Average shares outstanding
  Basic                                  136,111     137,602   136,244   137,675
  Add:  common stock equivalents (1)         371       1,202       465     1,107
                                       ----------  ----------  --------  --------
  Diluted                                136,482     138,804   136,709   138,782
Net income per common share
  Basic. . . . . . . . . . . . . . . .  $   0.19    $   0.21  $   0.63  $   0.65
  Diluted. . . . . . . . . . . . . . .  $   0.19    $   0.21  $   0.63  $   0.64

(1) Common stock equivalents are principally stock options. Stock options to purchase 3,010,089 and 0 shares of common stock for the three months ended March 31, 2003, and 2002, respectively, and stock options to purchase 2,202,484 and 200,645 shares of common stock for the nine month periods ending March 31, 2003, and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

7. The Company grants stock options to certain officers and key employees of the Company. In addition, non-management members of the Board of Directors have, with shareholder approval of prices and provisions for exercise, been granted options to purchase shares of common stock. The option prices were established at not less than market value as of the date of the grant. Options are exercisable after one or more years and expire no later than 10 years from the date of the grant. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and, accordingly, recognizes no compensation expense for the stock option grants.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The following table represents the effect on net income and earnings per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                     Three Months Ended     Nine Months Ended
                                                           March 31,             March 31,
(in thousands except per share data)                   2003        2002       2003       2002
                                                    ----------  ----------  ---------  ---------
Net income as reported                                $ 26,164    $ 29,181  $ 86,374   $ 89,409
Add:  Stock-based compensation cost, net of tax,
  included in net income as reported                         -           -         -          -
Less:  Stock-based compensation cost, net of tax,
  if fair value based method were used                       -           -    (3,092)    (3,506)
                                                    ----------  ----------  ---------  ---------
Net income pro forma                                  $ 26,164    $ 29,181  $ 83,282   $ 85,903

Net income per common share as reported
  Basic                                               $   0.19    $   0.21  $   0.63   $   0.65
  Diluted                                             $   0.19    $   0.21  $   0.63   $   0.64
Net income per common share pro forma
  Basic                                               $   0.19    $   0.21  $   0.61   $   0.62
  Diluted                                             $   0.19    $   0.21  $   0.61   $   0.62
Weighted average shares used in calculation
  Basic                                                136,111     137,602   136,244    137,675
  Diluted                                              136,482     138,804   136,709    138,782

8. The Company maintains an agreement to purchase certain installment contract receivables originated or acquired by an affiliate, 21st Mortgage Corporation, in which the Company maintains a 50% ownership interest. 21st Mortgage Corporation, a Delaware Corporation headquartered in Knoxville, Tennessee, acts as servicer for those receivables it originates or acquires. Certain of those receivables are subsequently securitized along with receivables originated and acquired by the Company. The Company is servicer for such receivables and maintains a servicing agreement with 21st Mortgage to sub-service those receivables it sold to the Company.

9. In June 2002, the FASB issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not presently anticipate any of the exit or disposal activities so the provisions of this statement will not have a material impact on the Company's reported results of operations, financial positions, or cash flows.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligations undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002, and the liability recognition is in effect for guarantees issued after December 31, 2002. The Company has historically provided limited guarantees on certain certificates offered in conjunction with installment contract receivable securitization transactions for which it is issuer. These securitizations have been accounted for in accordance with SFAS 140, and to the extent that the guarantee was issued, the fair value of that guarantee was considered in the calculation of the residual interest. The Company does not anticipate that the provisions of this interpretation will have a material impact on the Company's reported results of operations, financial positions, or cash flows. The Company issued no guarantees during the quarter ending March 31, 2003.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. Issue No. 02-16 is effective for certain of our vendor rebates and allowances commencing in January 2003. The adoption of Issue No. 02-16 did not have a material impact on the reported results of operations, financial positions, or cash flows.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31,

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after June 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee entities are VIEs. The company does not expect to identify any significant VIEs that would be consolidated, but may be required to make additional disclosures. The company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The company has not invested in any new VIEs created after January 31, 2003.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statements No. 133 Accounting for Derivative Instruments and Hedging
Activities and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The Company is presently evaluating the effect of this pronouncement.

10. The Company is the provider of limited guarantees in connection with its securitizations. The guarantees, totaling $454 million at March 31, 2003, are for payment of principal and interest due on certain subordinated certificates issued through securitizations for which the Company is also subservicer. These guarantees are limited to principal and/or interest payments due the subordinate bondholders. Other guarantees, totaling $71 million at March 31, 2003, are with respect to the Company's servicing obligations for those GNMA certificates for which it is servicer. The Company believes that the probability of its having to perform under these guarantees is remote. The following table summarizes the Company's significant contractual obligations and other contingencies as of March 31, 2003:

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


($  -  in  thousands)

Contractual Obligations (1)                       Payments due by period
                         ----------------------------------------------------------------------------------
                           Total       FY03         FY04        FY05       FY06       FY07     Thereafter
                         ----------------------------------------------------------------------------------
Debt obligations         $115,904    $ 25,089    $ 75,325    $    134    $     35    $      -    $ 15,321
Capital leases           $    313    $     73    $    240    $      -    $      -    $      -    $      -
Operating leases         $  8,317    $    946    $  2,697    $  1,833    $  1,242    $    740    $    859

Other Contingencies (2)                     Amount of contingency expiration per period
                         ----------------------------------------------------------------------------------
                           Total       FY03         FY04        FY05       FY06       FY07     Thereafter
                         ----------------------------------------------------------------------------------
Letters of credit        $140,587    $ 50,000    $ 90,587    $      -    $      -    $      -    $     -
Guarantees               $524,505    $  5,267    $ 19,446    $ 26,383    $ 28,349    $ 45,130    $399,930
Repurchase agreements    $ 54,930    $ 10,986    $ 32,958    $ 10,986    $      -    $      -    $      -


(1)  Debt obligations consist primarily of $25 million in short term borrowings, $75 million Senior Notes due December
2003,  and  $15  million  tax-exempt bonds due through 2030.  Capital leases represent amounts due on computer-related equipment.  Operating  leases represent minimum rental commitments primarily for retail centers in effect on March 31,
2003.
(2)  Letters  of  credit  primarily  relate  to  insurance  reserves.  Guarantees  are described in detail above.  The repurchase  agreements  represent  the  maximum  potential  repurchase  obligations  in  the  event of a default by an independent  retailer  to  the  institution  providing  its  floorplan lending.  These agreements are customary in the manufactured  housing  industry,  and  the  Companys losses  in  the  past  have  not  been  significant.

                               CLAYTON HOMES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

11. The Company operates primarily in four business segments: Retail, Manufacturing, Financial Services and Communities. Any selling, general, and administrative expenses that can be directly identified with a specific business segment are reflected in that segment's operating income. Any other selling, general, and administrative expenses that cannot be directly identified with a specific business segment remain unallocated and are reflected in the Eliminations/other line of the operating income detail. The following table summarizes information with respect to the Company's business segments for the three and nine-month periods ended March 31, 2003, and 2002:


                                            Three Months Ended         Nine Months Ended
                                                 March 31,                  March 31,
(in thousands)                             2003           2002           2003        2002
                                       --------------------------   --------------------------
REVENUES
  NET SALES
    Retail                              $  141,148     $  131,208     $  459,373     $  434,569
    Manufacturing                          106,604        129,719        359,893        395,685
    Communities                             14,308          8,088         39,088         23,939
    Intersegment sales                     (71,756)       (81,841)      (231,905)      (231,763)
                                        ----------     -----------    ----------     ----------
      Total Net Sales                   $  190,304     $  187,174     $  626,449     $  622,430
                                        ==========     ===========    ==========     ==========
  FINANCIAL SERVICES
    Retail                              $   12,680     $   11,334     $   35,604     $   32,839
    Financial Services                      54,141         51,717        163,847        150,690
    Communities                              1,040            794          2,810          2,273
                                        ----------     -----------    ----------     ----------
      Total Financial Services          $   67,861     $   63,845     $  202,261     $  185,802
                                        ==========     ===========    ==========     ==========
  RENTAL AND OTHER INCOME
    Retail                              $    6,200     $    5,923     $  17,809      $   18,481
    Manufacturing                              122            458           364             381
    Communities                             13,009         12,306        38,118          36,168
    Intersegment sales                        (371)           202          (990)           (164)
                                         ----------     -----------    ----------     ----------
      Total Rental and other income     $   18,960     $   18,889     $  55,301      $   54,866
                                        ==========     ===========    ==========     ==========

        Total Revenue                   $  277,125     $  269,908     $ 884,011      $  863,098
                                        ==========     ===========    ==========     ==========

INCOME FROM OPERATIONS
  Retail                                $    4,057     $    5,211     $  13,818      $   19,027
  Manufacturing                              6,180         11,018        26,978          35,273
  Financial Services                        32,208         29,934       103,708          93,428
  Communities                                4,633          4,164        11,363           9,157
  Eliminations/Other                        (6,951)        (6,504)      (15,077)        (12,532)
                                        ----------     -----------    ----------     ----------
      Total income from operations      $   40,127     $   43,823     $ 140,790      $  144,353
                                        ==========     ===========    ==========     ==========

CAPITAL EXPENDITURES
  Retail                                $      458     $    1,531     $   2,171      $    3,772
  Manufacturing                              1,693          1,937         5,633           4,558
  Financial Services                            59            202           276             282
  Communities                                9,290          2,896        10,320           6,832
  Eliminations/Other                           379            303         2,207             977
                                        ----------     -----------    ----------     ----------
      Total capital expenditures        $   11,879     $    6,869     $  20,607      $   16,421
                                        ==========     ===========    ==========     ==========

                                     As of March 31,  As of June 30,
                                          2003            2002
                                     ----------------  -----------
IDENTIFIABLE ASSETS
  Retail                                $  277,494     $  271,421
  Manufacturing                             76,395         79,102
  Financial Services                     1,237,285      1,210,460
  Communities                              196,758        191,147
  Eliminations/Other                        62,310         76,273
                                        ----------     -----------
      Total identifiable assets         $1,850,242     $1,828,403
                                        ==========     ===========

PART  I  -  -  FINANCIAL  INFORMATION  (Unaudited)

ITEM  1.     Financial  Statements.
             ----------------------

             See  pages  2  through  11.

ITEM  2.     Management's  Discussion  and  Analysis  of Financial Condition and
             -------------------------------------------------------------------
             Results of Operations.
             ----------------------

CRITICAL  ACCOUNTING  POLICIES:

The  Company believes the following represents its critical accounting policies:

Revenue  Recognition

-     Retail  sales  are  recognized  when:
1) Cash payment is received, or the approved down payment, either in the form of cash, trade equity or land, is received for credit sales and, subsequent to credit approval, the home buyer enters into an installment sales contract, and
2) The home buyer has inspected and accepted the completed home at the home buyer's site, and
3)     Title  has  passed  to  the  home buyer.
- Sales of homes produced by the Company to independent retailers are recognized as revenue upon shipment if:
1) a) Payment has been received; or b) a commitment is received from an approved wholesale lender that they will provide financing for the unit, and
2)     Title  has  passed  to  the  retailer.
- Revenue from rental of homesites and homes is accrued and recognized based on the terms of the resident's lease agreement with the Company.
- Premiums from insurance policies represent short-duration contracts with terms of one to 10 years and are deferred and recognized as revenue over the terms of the policies.
- Vanderbilt Mortgage and Finance, Inc. (VMF), the Company's financing subsidiary, originates and sells installment contract and mortgage loan receivables (receivables), retaining the servicing thereon. It also provides servicing for investors in receivables on a contract basis. Interest income on receivables held, either for sale or as an investment, is recognized in accordance with the terms of the underlying installment contracts. For receivables sold with servicing retained and receivables serviced under servicing agreements, service fee income is recognized as the service is performed. Interest income on interest-only residual interests is recognized in accordance with the consensus of the Emerging Issues Task Force in its Issue No. 99-20 (EITF 99-20), Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets. Accordingly, interest income is recognized through an effective yield method, with the yield computed prospectively over the life of the residual interests after adjustments in the estimated cash flows are made to reflect prepayments, defaults and other factors.

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

The residual interests in the installment receivables sold are classified as available-for-sale securities. Accordingly, changes in fair market value are recorded as other comprehensive income (loss) unless an other than temporary adverse change is determined. Such changes are reflected in net income. In September 2002 and March 2003, other than temporary charges of $.6 million and $2.1 million, respectively, were recorded as a reduction of financial services revenues in relation to the Company's residual interests. The valuation of residual interests requires various assumptions and estimates. Any actual significant change in those original assumptions and estimates could have a material impact on the Company's reported financial position and cash flows.

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

Warranty  Costs

The Company offers a limited one-year warranty for the homes it manufactures. Generally, the independent or Company-owned retailer performs the warranty repairs, with the costs being billed back to the originating Company manufacturing plant. Costs associated with any installed equipment or appliances are subsequently billed back to the original equipment manufacturer. For the nine months ended March 31, 2003 and March 31, 2002, net warranty costs were less than 2.5% of manufacturing sales.

NINE  MONTHS  ENDED  MARCH  31,  2003:

Total revenues for the nine months ended March 31, 2003, increased 2% to $884 million from the same period in 2002. The main reasons for this increase were a 1% increase in manufactured housing sales to $626 million, a 9% increase in financial services revenue to $202 million and a 1% increase in rental and other income to $55 million.

Total units sold declined 9% to 16,782 from 18,420 in the prior year period as total floors shipped decreased 8% to 25,300 from 27,514 in the prior year period. This decline in unit sales was primarily attributable to the reduction of dependable financing sources for independent retailers within the manufacturing segment. A 23% decline in manufacturing shipments to independent retailers and a 5% decline in retail unit shipments was, to a certain extent, offset by a 52% increase in units sold within the communities segment.

Gross profit margins on net sales increased slightly to 34.7% from 34.6%, while selling, general and administrative expenses, as a percent of total revenues, increased to 27.6% from 27.3% in the prior year period. The $8.2 million increase in selling, general, and administrative expenses was primarily attributable to additional volume-related selling costs in the retail and communities segment.

Financial services operating expenses increased $3.4 million for the nine months ending March 31, 2003, which can be primarily attributed to rising insurance-related costs. Additional costs associated with portfolio acquisitions were also a contributing factor. Operating income decreased to 15.9% of total revenues in the nine-month period from 16.7% in 2002.

Provision for credit losses increased $10.6 million to $26.1 million for the nine-month period. The increase is due to the higher level of sell-through of foreclosed units in the acquired portfolios, coupled with lower recovery rates resulting from the continued repossession inventory overhang in the industry. The total number of contracts in foreclosure as a percentage of total contracts increased slightly to 2.0% from 1.9% last year.

Interest expense (net of interest income) increased $1.2 million to $3.6 million for the nine-month period ending March 31, 2003, as compared to $2.4 million net expense in the same period last year. The net expense was primarily attributable to overall declining interest rates during the nine-month period, which had a negative impact on the value of the Company's interest rate swaps. During the nine-month period ended March 31, 2003, there was an unfavorable mark-to-market adjustment of $3.5 million relating to the swaps. In the comparable period last year, there was a $1.7 million mark-to-market unfavorable swap adjustment.

RETAIL. Within the Retail segment revenues, the average number of homes sold per sales center decreased 5% and the total number of homes sold declined 5% to 10,809. Despite the decline in units sold, the group experienced a 6% increase in net sales to $459 million due to the larger proportion of new units sold this year over last year as well as a greater mix of multi-section homes. The proportion of new units sold was 86% of the total number of units versus 79% new units sold for the same period last year. Same store dollar sales increased 5% for the nine-month period.

                                                        Nine Months Ended
                                                            March 31,        %
                                                         2003      2002    Change
                                                        --------  --------  -------
Sales of new homes (in thousands)                       $437,109  $402,301     8.7%
Sales of previously-owned homes (in thousands)          $ 22,264  $ 32,269   -31.0%
Average number of retail centers                             292       293    -0.3%
Dollar sales per retail center (in thousands)           $  1,576  $  1,486     6.1%
Average price of home                                   $ 42,499  $ 38,130    11.5%
New homes sold                                             9,243     9,078     1.8%
Previously-owned homes sold                                1,566     2,319   -32.5%
Percentage single-section/multi-section mix (new only)     46/54     48/52

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced a 22% decline to $128 million in net sales to independent retailers and a 23% decrease in the number of homes sold to 4,861. This decline is primarily due to the lack of dependable financing for our independent retailer network. The average number of independent retailers decreased slightly to 606. Manufacturing segment operating income decreased $8 million to $27 million as compared to the prior year, as capacity utilization decreased to 55% versus 60% for the same period last year.

                                                       Nine Months Ended
                                                           March 31,        %
                                                        2003      2002    Change
                                                      --------  --------  -------
Wholesale dollar sales (in thousands)                 $127,988  $163,921   -21.9%
Number of plants operating                                  20        20       -
Number of independent retailers (average)                  606       609    -0.4%
Dollar sales per independent retailer (in thousands)  $    211  $    269   -21.6%
Average price of home                                 $ 26,329  $ 26,052     1.1%
Homes sold to independent retailers                      4,861     6,292   -22.7%
Percentage single-section/multi-section mix              38/62     40/60

FINANCIAL SERVICES. Revenues for the Financial Services segment increased $13 million, as insurance related revenues rose $5 million. Originations of $647 million and acquisitions of $508 million were completed during the nine-month period, bringing the total serviced portfolio to $5.3 billion. Inventory finance receivables increased $93 million to $137 million, as compared to $44 million in June 2002. This increase was a result of competing lenders exiting the manufactured housing finance business. Loans sold through asset-backed securities transactions totaled $1.2 billion (of which $89.9 million of securities were retained with $12.1 million subsequently sold) for the nine months ending March 31, 2003. In the same period last year, $1.1 billion of loans were sold through asset-backed securities transactions (of which $9.1 million was retained) and an additional $26 million of securities retained in prior period transactions were also sold. Delinquency on the originated portfolio increased 20 basis points to 2.54%. Overall delinquency, including the serviced portfolio and the recent portfolio purchases, increased slightly from 2.84% in June 2002 to 2.86% in March 2003, but declined 16 basis points from March last year. Total Financial Services operating income increased 11% to $104 million. The increase in the net losses on repossessed homes as a percentage of average loans outstanding is principally the result of the portfolios acquired in 2002. Many of these portfolios were purchased in anticipation of higher than normal losses, and were priced accordingly. For originated loans, losses as a percent of originated loan balances outstanding increased 0.2% from March 2002 to March 2003.

The following table sets forth information related to loan loss experience for all installment contract receivables that the Company either owns or for which it is contingently liable.

                                                                              Nine Months Ended
                                                                                  March 31,
                                                                                2003     2002
                                                                               -------  -------
Net losses as a percentage of average loans outstanding (annualized)
  All contracts                                                                     2.5%     2.0%
  Contracts originated by VMF                                                       2.2%     2.0%
  Contracts acquired from other institutions                                        3.5%     1.8%

Loans Serviced (in millions)
  Originated and purchased loans serviced                                        $5,179   $4,703
  Master servicing contracts                                                        140      166
                                                                                 -------  -------
    Total                                                                        $5,319   $4,869
                                                                                 =======  =======
Number of contracts in repossession
  Contracts originated by VMF                                                     2,516    2,208
  Contracts acquired from other institutions                                        752      682
                                                                                 -------  -------
  All contracts                                                                   3,268    2,890
                                                                                 =======  =======

Total number of contracts in repossession as a percentage of total contracts        2.0%     1.9%

COMMUNITIES. Within the Communities segment revenues, net sales increased 63% to $39 million, the average home selling price increased 7%, and 52% more homes were sold as a result of certain promotional programs. Communities rental income rose 5% as segment operating income increased 24% to $11 million.

                                               Nine Months Ended
                                                    March 31,       %
                                                 2003     2002    Change
                                                -------  -------  -------
Sales of new homes (in thousands)               $25,738  $16,865    52.6%
Sales of previously-owned homes (in thousands)  $13,350  $ 7,074    88.7%
Number of communities (average)                      84       81     3.1%
Dollar sales per community  (in thousands)      $   468  $   296    58.4%
Average price of home                           $35,151  $32,748     7.3%
New homes sold                                      634      442    43.4%
Previously-owned homes sold                         478      289    65.4%

THREE  MONTHS  ENDED  MARCH  31,  2003:

Total revenues for the three months ended March 31, 2003, increased 3% to $277 million from the same period in 2002, which consisted of a 2% increase in manufactured housing sales to $190 million, a 6% increase in financial services revenues to $68 million and a slight increase in rental and other income to $19 million. The lack of reliable independent retailer financing contributed to the decline of 10% in total units sold to 5,060 from 5,616 in the prior year period as total floors shipped decreased 9% to 7,531 from 8,285 in the prior year period.

Gross profit margins on net sales increased to 35.0% from 34.6%, while selling, general and administrative expenses, as a percent of total revenues, remained steady at 29.3%. Operating income decreased to 14.5% of total revenues in the three-month period from 16.2% in 2002.

Provision for credit losses increased $5.2 million to $10.2 million for the quarter ending March 31, 2003. The increase is due to the higher level of sell-through of foreclosed units in the acquired portfolios, coupled with lower recovery rates as a result of the continuing repossession inventory overhang in the industry.

Interest income (net of interest expense) declined from $2.6 million to $1.4 million for the three-month period ending March 31, 2003. During the three month period ended March 31, 2003, there was a favorable mark-to-market adjustment of $.4 million relating to the swaps. In the comparable period last year, there was a $1.6 million mark-to-market favorable swap adjustment.

RETAIL. Within the Retail segment revenues, the group experienced an 8% increase in net sales to $141 million, as the average home price increased 13%, the average number of homes sold per sales center decreased 6%, and the total number of homes sold declined 5% to 3,357. Same store dollar sales increased 5% for the quarter.

                                                        Three Months Ended
                                                             March 31,        %
                                                          2003      2002    Change
                                                        --------  --------  -------
Sales of new homes (in thousands)                       $135,124  $120,069    12.5%
Sales of previously-owned homes (in thousands)          $  6,023  $ 11,140   -45.9%
Average number of retail centers                             293       290     1.0%
Dollar sales per retail center (in thousands)           $    482  $    452     6.5%
Average price of home                                   $ 42,046  $ 37,233    12.9%
New homes sold                                             2,866     2,750     4.2%
Previously-owned homes sold                                  491       774   -36.6%
Percentage single-section/multi-section mix (new only)     48/52     50/50

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced a 27% decline to $35 million in net sales to independent retailers and a 30% decrease in the number of homes sold to 1,292 as the average number of independent retailers increased 6% to 617. This decline is primarily due to a lack of dependable financing available to our independent dealer network. Manufacturing segment operating income decreased $5 million to $6 million as compared to the same quarter last year. Capacity utilization decreased to 48% versus 57% for the comparable quarter last year.

                                                    Three Months Ended
                                                         March 31,        %
                                                       2003     2002    Change
                                                      -------  -------  -------
Wholesale dollar sales (in thousands)                 $34,849  $47,877   -27.2%
Number of plants operating                                 20       20       -
Number of independent retailers (average)                 617      581     6.2%
Dollar sales per independent retailer (in thousands)  $    57  $    82   -31.5%
Average price of home                                 $26,973  $26,034     3.6%
Homes sold to independent retailers                     1,292    1,839   -29.7%
Percentage single-section/multi-section mix             36/64    39/61

FINANCIAL SERVICES. Revenues for the Financial Services segment increased $4 million, as insurance related revenues rose $2 million. Originations of $207 million and acquisitions of $225 million were completed during the quarter, bringing the total serviced portfolio to $5.3 billion. Inventory finance receivables increased slightly during the quarter bringing the balance to $137 million. Loans sold through asset-backed securities transactions totaled $290 million (of which $28.4 million of securities were retained), compared to $252 million during the same period last year. In addition, $12.1 million in securities retained in prior transactions in the current fiscal year were also sold in the quarter ending March 31, 2003. Delinquency on the originated portfolio increased 20 basis points to 2.54% at the end of the quarter versus the comparable period last year. Overall delinquency, including the serviced portfolio and the recent portfolio purchases, increased slightly from 2.84% in June 2002 to 2.86% in March, but declined 16 basis points from March last year. Total Financial Services operating income increased 8% to $32 million. The increase in the net losses on repossessed homes as a percentage of average loans outstanding is principally the result of the portfolios acquired in 2002. Many of these portfolios were purchased in anticipation of higher than normal losses, and were priced accordingly.

The following table sets forth information related to loan loss experience for all installment contract receivables that the Company either owns or for which it is contingently liable.

                                                                  Three Months Ended
                                                                       March 31,
                                                                      2003   2002
                                                                      -----  -----
Net losses as a percentage of average loans outstanding (annualized)
  All contracts                                                        2.5%   2.1%
  Contracts originated by VMF                                          2.1%   2.0%
  Contracts acquired from other institutions                           3.8%   2.5%

COMMUNITIES. Within the Communities segment revenues, net sales increased 77% to $14 million, the average home selling price increased 9%, and 62% more homes were sold. The overall increase in volume is partially attributable to certain promotional programs. Communities rental income rose 5% as segment operating income increased 11% to $5 million.

                                               Three Months Ended
                                                   March 31,        %
                                                 2003     2002    Change
                                                -------  -------  -------
Sales of new homes (in thousands)               $ 9,726  $ 5,126    89.7%
Sales of previously-owned homes (in thousands)  $ 4,582  $ 2,962    54.7%
Number of communities (average)                      84       81     3.7%
Dollar sales per community  (in thousands)      $   170  $   100    70.6%
Average price of home                           $34,813  $31,968     8.9%
New homes sold                                      243      134    81.3%
Previously-owned homes sold                         168      119    41.2%

LIQUIDITY  AND  CAPITAL  RESOURCES:

Cash and cash equivalents at March 31, 2003, were $29 million as compared to $84 million at June 30, 2002. The Company anticipates meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, a participation facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates.

Cash provided by operating activities was $162 million for the nine months ending March 31, 2003, as compared to $287 million being provided from operations for the same period last year. The decrease was primarily due to an additional $64 million being used for inventory finance receivables and a net increase of $74 million retained from asset-backed securitization transactions. The Company used $205 million in investing activities, primarily for the acquisition of installment contract receivables. In addition, $12 million in cash was used in financing activities, principally consisting of $23 million in proceeds from debt obligations offset by $31 million being used for repurchase of common stock, as compared to $72 million being used in the same period last year, generally to repay debt obligations, pay dividends and repurchase common stock.

The Company's debt to capital ratio was 8% at March 31, 2003. Short-term debt available consists of $190 million committed and $37 million uncommitted lines of credit. These lines of credit do not require collateral and are priced in relation to LIBOR. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. The Company had debt outstanding of $116 million and $93 million at March 31, 2003, and June 30, 2002, respectively.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. At March 31, 2003, the Company was in compliance with all financial covenants.

A  $300  million  one-year  sales facility is available of which $150 million is committed. This facility was not utilized at March 31, 2003. Approximately $175 million in installment contract receivables were sold through the facility during the quarter. In addition, a committed one-year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. This participation facility was not utilized during the quarter ended March 31, 2003. In accordance with the agreements of the sales facility and participation facility, utilization of any unfunded commitment is permitted as long as certain criteria are met. The criteria for the sales facility include maintenance of minimum credit ratings, various financial covenants that require maintenance of certain ratios, and certain collateral characteristics. The minimum credit ratings required for funding under the sales facility are: S&P (BBB-), Moody's (Baa3) and Fitch (BB+). The criteria for the participation facility contain no minimum ratings criteria, but have financial covenants that require maintenance of certain ratios and certain collateral characteristics. At March 31, 2002, the Company was in compliance with requirements requisite to accessing the sales and participation facilities. The current credit ratings for the company are: S&P (BBB), Moody's (Baa2) and Fitch (BB+). The Company owns its inventory; therefore, no floorplanning arrangements are necessary.

The Company is the provider of limited guarantees in connection with its securitizations. The guarantees, totaling $454 million at March 31, 2003, are for payment of principal and interest due on certain subordinated certificates issued through securitizations for which the Company is also subservicer. These guarantees are limited to principal and/or interest payments due the subordinate bondholders. Other guarantees, totaling $71 million at March 31, 2003, are with respect to the Company's servicing obligations for those GNMA certificates for which it is servicer. The Company believes that the probability of its having to perform under these guarantees is remote. The following table summarizes the Company's significant contractual obligations and other contingencies as of March 31, 2003:


($  -  in  thousands)

Contractual Obligations (1)                       Payments due by period
                         ----------------------------------------------------------------------------------
                           Total       FY03         FY04        FY05       FY06       FY07     Thereafter
                         ----------------------------------------------------------------------------------
Debt obligations         $115,904    $ 25,089    $ 75,325    $    134    $     35    $      -    $ 15,321
Capital leases           $    313    $     73    $    240    $      -    $      -    $      -    $      -
Operating leases         $  8,317    $    946    $  2,697    $  1,833    $  1,242    $    740    $    859

Other Contingencies (2)                     Amount of contingency expiration per period
                         ----------------------------------------------------------------------------------
                           Total       FY03         FY04        FY05       FY06       FY07     Thereafter
                         ----------------------------------------------------------------------------------
Letters of credit        $140,587    $ 50,000    $ 90,587    $      -    $      -    $      -    $     -
Guarantees               $524,505    $  5,267    $ 19,446    $ 26,383    $ 28,349    $ 45,130    $399,930
Repurchase agreements    $ 54,930    $ 10,986    $ 32,958    $ 10,986    $      -    $      -    $      -


(1)  Debt obligations consist primarily of $25 million in short term borrowings, $75 million Senior Notes due December
2003,  and  $15  million  tax-exempt bonds due through 2030.  Capital leases represent amounts due on computer-related equipment.  Operating  leases represent minimum rental commitments primarily for retail centers in effect on March 31,
2003.
(2)  Letters  of  credit  primarily  relate  to  insurance  reserves.  Guarantees  are described in detail above.  The repurchase  agreements  represent  the  maximum  potential  repurchase  obligations  in  the  event of a default by an independent  retailer  to  the  institution  providing  its  floorplan lending.  These agreements are customary in the manufactured  housing  industry,  and  the  Companys losses  in  the  past  have  not  been  significant.

FORWARD  LOOKING  STATEMENTS:

This report contains "forward looking statements" within the meaning of the federal securities laws regarding the business and industry of Clayton Homes, Inc. (the "Company"). Such forward-looking statements can be identified by the use of the words "believes," "estimates," "expects," "projects" and words of similar import and include, without limitation, statements regarding the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items, the effective implementation of the Company's business or regarding trends relating to the manufactured home industry and various other items. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual financial condition, results of operations, performance and achievements of the Company to be materially different from any of the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability of other forms of housing; the availability of consumer credit; general inflationary pressures; the availability and terms of capital; general interest rate risk; and government regulation.

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

RECENT  EVENTS:

On April 1, 2003, the Company agreed to be acquired by Berkshire Hathaway Inc. at a price of $12.50 per share, payable in cash. The plan of merger and the stockholders agreement in relation to the merger of a subsidiary of Berkshire Hathaway Inc. with and into and Clayton Homes, Inc. were filed with the Securities and Exchange Commission (SEC) on April 2, 2003 as exhibits to Form 8-K. On April 18, 2003, the preliminary proxy statement was filed with the SEC as schedule 14A.

ITEM  3  -     Quantitative  and  Qualitative  Disclosures  about  Market  Risk.
There  were  no  material  changes  during  the  quarter.

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

PART  II  -  -  OTHER  INFORMATION

ITEM  1  -  There  were  no  reportable  events  for  Items  1  through  5.

ITEM  6  -  Exhibits  and  Reports  for  Form  8-K.
            ---------------------------------------

(a)          Reports  on  Form  8-K.

Clayton Homes, Inc. Press Release reporting the appointment of new board member Steven G. Davis. Filed February 7, 2003.

Clayton Homes, Inc. Certification pursuant to 18 U.S.C. Section 1350, as adopted
pursuant  to     Section  906 of the Sarbanes-Oxley Act of 2002.  Filed February
12,  2003.

Clayton Homes, Inc. Press Release reporting preliminary operating results for the month of January 2003. Filed February 14, 2003.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. incorporation of financial statements of Clayton Homes, Inc. into registration statement file no. 333-100319 pertaining to Senior Subordinate Pass-Through Certificates Series 2003A. Filed March 4, 2003.

Clayton Homes, Inc. Press Release reporting preliminary operating results for the month of February 2003. Filed March 14, 2003.

Clayton Homes, Inc./Vanderbilt Mortgage & Finance, Inc. Senior Subordinate Pass-Through Certificates Series 2003A. Filed March 14, 2003.

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

Date:          May 13,  2003           /s/  Kevin T. Clayton
               -------------------     -----------------------
                                       Kevin T. Clayton
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)



Date:          May 13,  2003           /s/  John J. Kalec
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

Date:     May  13,  2003

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

Date:     May  13,  2003

                              /s/  John  J.  Kalec
                              --------------------
                              John  J.  Kalec
                              Executive  Vice  President  and  Chief
                              Financial  Officer