Form 10-K
period 2003-06-30
CLAYTON HOMES INC
filed 2003-10-14
CIK 719547

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark  One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  fiscal  year  ended  June  30,  2003

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE SECURITIES
      EXCHANGE  ACT  OF  1934
      For  the  transition  period  from  to

Commission  file  number  1-8824

                              CLAYTON HOMES, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                               62-1671360
--------                                               ------------
(State or other jurisdiction of incorporation          (I.R.S.  Employer
 or  organization)                                      Identification  Number)


5000  Clayton  Road
Maryville,  Tennessee                                  37804
---------------------                                  -------
(Address of principal executive offices)               (Zip  Code)

Registrant's  telephone  number,  including  area  code:  865-380-3000
Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                                  Name of each exchange on
Title of each class                               which  registered
----------------------                            -----------------
COMMON STOCK, $.10 PAR VALUE PER SHARE            NEW YORK STOCK EXCHANGE*


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On August 7, 2003, Clayton Homes, Inc. filed a certificate of merger with the Secretary of State of Delaware to make effective its merger with a wholly-owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). In addition, on August 7, 2003, The New York Stock Exchange (the "NYSE") suspended trading of Clayton Homes, Inc. stock, and subsequently delisted Clayton Homes, Inc stock on October 8, 2003 . The aggregate market value of the voting stock held by non-affiliates of the registrant on August 6, 2003, the day before the merger became effective, was approximately $1,218,765,707 (97,579,320 shares at closing price on the NYSE of $12.49).

Shares of common stock, $.10 par value (the "Common Stock"), outstanding on August 6, 2003, were 136,269,337.

Exhibit  index  appears  on  pages  55-56.

*The New York Stock Exchange delisted Clayton Homes, Inc. stock on October 8, 2003.

                              CLAYTON HOMES, INC.

FORWARD  LOOKING  STATEMENTS

This report contains "forward looking statements" within the meaning of the federal securities laws regarding the business and industry of Clayton Homes, Inc. and its subsidiaries. Such forward-looking statements can be identified by the use of the words "believes," "estimates," "expects," "projects" and words of similar import and include, without limitation, statements regarding the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items, the effective implementation of the Company's business or regarding trends relating to the manufactured home industry and various other items. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual financial condition, results of operations, performance and achievements of the Company to be materially different from any of the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability of other forms of housing; the availability of consumer credit; general inflationary pressures; the availability and terms of capital; general interest rate risk; and government regulation.

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

                                     PART I

ITEM  1.  BUSINESS.

GENERAL

Clayton Homes, Inc. and its subsidiaries produce, sell, finance and insure primarily low to medium-priced manufactured homes. Throughout the remainder of this report, including exhibits and attachments, the term "Company" may be used to refer to Clayton Homes, Inc. or any of its subsidiaries, either individually or collectively as a group. The term "Company-owned" will generally be used to address the subsidiary that owns a particular asset or group of assets or performs a particular function being discussed. Clayton Homes, Inc. and the individual subsidiaries may also be referred to by name or segment description. The Company's 20 manufacturing plants produce homes that are marketed in 32 states through 976 retailers, of which 302 are Company-owned sales centers, 86 are Company-owned community sales offices and 588 are independent retailers. Installment financing and insurance products are offered to its homebuyers and those buying from selected independent retailers. Such financing is provided through its wholly owned finance subsidiary, Vanderbilt Mortgage and Finance, Inc. ("VMF"). The Company acts as agent, earns commissions and reinsures 100% of the risks on physical damage insurance policies, family protection insurance policies, home buyer protection insurance policies, and extended service contracts issued by a non-related insurance company (ceding company) in connection with its home sales. The Company also develops, owns, and manages manufactured housing communities.

The Company is a Delaware corporation whose predecessor was incorporated in 1968 in Tennessee. Its principal executive offices are located near Knoxville, Tennessee.

The following table indicates the percentage of revenue derived from sales by Company-owned retail centers, sales to independent retailers and financial services operations and other income for each of the last three fiscal years.

                                                     Year  ended  June  30,
                                                       2003   2002   2001
                                                       -----  -----  -----
Sales by Company-owned retail centers and communities    57%    55%    54%
Sales to independent retailers                           15%    18%    19%
Financial services and other                             28%    27%    27%
                                                       -----   -----  -----
Total                                                   100%   100%   100%
                                                       =====   =====  =====

MANUFACTURED  HOMES

A manufactured home made by the Company is a factory-built, completely finished dwelling. Constructed to be transported by truck, the home is mounted on wheels attached to its frame. Manufactured homes are designed to be permanent, owner-occupied residences sited and attached to utilities.

The Company manufactures a variety of single and multi-section homes in a wide price range. Retail prices range from $10,000 to $97,000 with sizes from 500 to 2,400 square feet.

The Company markets the homes it manufactures under the names of Clayton and Norris. Included standard features are central heating, range, refrigerator, and color-coordinated window, wall and floor treatments. Optional features include central air conditioning, wood-burning fireplaces, hardwood floors, whirlpool tubs, entertainment systems, microwaves, dishwashers, washers and dryers, skylights and furniture. When combined with land and as a land-home package, other features such as driveways, carports and decks are common.

MANUFACTURING  OPERATIONS

The Company manufactures homes in 20 facilities, ranging in size from 87,000 to 194,000 square feet. See "Item 2. Properties" for a listing by location of the Company's facilities. The Company's manufactured homes are built in its plants using assembly-line techniques. Completion of a home ordinarily takes two days. Homes are generally produced to fill orders received from independent and Company-owned retail centers; therefore, the Company does not normally maintain a significant inventory of homes at its plants. Independent carriers transport completed homes to the retail centers.

The Company's plants operate on a one-shift-per-day basis, normally for a five-day week, with the capacity to produce approximately 35,000 homes per year. During the fiscal year ended June 30, 2003, the Company produced 18,063 homes.

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

The Company offers one-year limited warranty programs covering manufacturing defects in materials or workmanship in a home. Warranties covering appliances and equipment installed in the homes generally are obligations of the manufacturers of such items and are not those of the Company. Warranty and service costs during the years ended June 30, 2003, June 30, 2002, and June 30, 2001, amounted to approximately $11,157,000, $13,522,000, and $14,193,000, respectively.

The backlog of firm orders for homes manufactured by the Company, including orders from Company-owned retail centers, was approximately $21,500,000 and $22,000,000 on June 30, 2003, and 2002,
respectively. Based on the Company's production rate, approximately two weeks would be required to fill backlog orders at June 30, 2003.

SALES  OF  HOMES  MANUFACTURED  BY  THE  COMPANY

The following table sets forth manufacturing sales and other data for the periods indicated.

                                                         Year  ended  June  30,
                                                          2003    2002    2001
                                                         ------  ------  ------
Number of homes sold to independent retailers             6,575   8,240   9,119
Number of homes shipped to Company-owned retail centers  11,532  12,168  10,804
                                                         ------  ------  ------
Total                                                    18,107  20,408  19,923
                                                         ======  ======  ======

Number of plants operating                                   20      20      20
Number of independent retailers                             588     601     634
Number of Company-owned communities                          86      82      81
Number of Company-owned retail centers                      302     287     297

COMPANY  RETAIL  OPERATIONS

As of June 30, 2003, the Company sold homes through 302 Company-owned retail centers in 25 states. In addition to selling homes built by the Company, virtually all of these retail centers sell new homes manufactured by other companies and previously-owned manufactured homes.

The following table indicates the number of Company-owned retail centers and certain information relating to homes sold during the last three fiscal years.

                                                         Year  ended  June  30,
                                                          2003     2002     2001
                                                         -------  -------  -------
Number of Company-owned retail centers                       302      287      297
Number of new homes sold (including homes built by the
   Company and by other manufacturers)                    12,548   12,772   12,346
Average retail price of new homes sold                   $47,348  $44,759  $43,643
Number of previously-owned homes sold                      2,078    3,105    3,556

All of the Company-owned retail centers employ salespeople who are primarily compensated on a commission basis. The retail centers generally do not have administrative staffs since most administrative functions are performed at the Company's corporate headquarters.

To provide customers a wider price range of homes, the Company purchases and acquires on trade previously owned manufactured homes from individuals and from other retailers. It also purchases foreclosed homes from lenders throughout its trade territory.

Homes sold by Company-owned retail centers are delivered to the homeowners' sites by trucks either owned by the Company or leased for the particular delivery. The purchase price of the home may include delivery and setup of the home at the retail homeowner's site. Electrical, water, and gas connections are performed by licensed technicians.

Generally, homes are sold at retail in one of three types of transactions. In a home-only transaction, which is the most common, the home is placed on a site that the homebuyer either owns or leases and the site is not part of the collateral. Additionally, the homebuyer may pledge land that they own as additional collateral, or instead of a down payment. This is commonly referred to as a "land-in-lieu" transaction and the home remains personal property. The third type of transaction is known as a "land-home" transaction. In this case, the land is purchased for the customer and the home and land may be recorded as real property, or the home may retain its title as personal property, with the land being recorded as real property.

INDEPENDENT  RETAILERS

In the fiscal year ended June 30, 2003, 36% of homes manufactured by the Company were sold to its independent retailers, compared to 40% for the year ended June 30, 2002. As of June 30, 2003, the Company supplied its manufactured homes to 588 independent retailers in 32 states. The Company's independent retailer network enables it to distribute homes to more markets, more quickly, without as large an investment in management resources and overhead expenses as is required with Company-owned retail centers. Sales to independent retailers helps to ensure that Company's homes are competitive with other manufacturers in terms of consumer acceptability, product design, quality and price.

The Company's finance subsidiary, VMF, provides financing for retail customers of select independent retailers with terms and conditions similar to those provided to Company-owned locations. In addition, VMF also provides inventory financing for certain independent retailers.

The Company establishes relationships with its independent retailers through sales representatives from its manufacturing plants. These representatives visit independent retailers in assigned areas to solicit orders for the Company's homes. The area is generally limited to a 500-mile radius from each of the Company's manufacturing plants due to the relatively significant cost of transporting a home. Depending on the cost of the home and the manufacturing competition within the area, some homes may be shipped longer distances while remaining competitively priced. During each of the Company's last three fiscal years, no single independent retailer accounted for more than 2% of the Company's consolidated revenues.

The Company's independent retailers generally provide their own inventory financing; allowing the Company to receive payment for homes within two weeks after the home is constructed. The Company does not require agreements with its independent retailers, and either party may terminate the relationship between the Company and each of its independent retailers at any time. The Company believes its relationships with its independent retailers are good. The Company generally has little control over the operations of independent retailers.

As is customary in the industry, lenders providing financing for independent retailer purchases require that the Company execute repurchase agreements that include provisions requiring the Company to repurchase homes for the amount remaining unpaid to the lender, excluding interest and repossession costs, should the retailer default under its inventory financing arrangements. Historically, any homes repurchased under such agreements are immediately resold to other retailers, including Company-owned retail centers, at approximately the repurchase price. During the prior five fiscal years, the Company has incurred no significant losses resulting from these contingent obligations, but there can be no assurance that losses will not occur in the future.

FINANCIAL  SERVICES

The Company maintains that the ability to make financing available to retail purchasers is a material factor affecting the market acceptance of its product. The Company facilitates retail sales by offering various finance and insurance programs. The following table reflects the relative percentages of homes sold by Company-owned retail centers that were financed through the Company, either by VMF or by conventional lenders, and those sales made to customers who arranged their own financing or paid cash.

                                Year  ended  June  30,
                                 2003   2002   2001
                                -----  -----  -----
VMF                               71%    71%    74%
Conventional lenders               6%     5%     2%
Customer arranged or cash         23%    24%    24%
                                -----  -----  -----
Total                            100%   100%   100%
                                =====  =====  =====

VMF also purchases and originates manufactured housing installment contract receivables (also referred to as manufactured housing contracts) on an individual basis from select independent retailers. Retailers submit homebuyer applications to VMF for approval and, provided that credit reports, employment verification, and income and debt analysis meet VMF's criteria, a contract purchase commitment is issued to the selling retailer.

VMF makes bulk purchases of manufactured housing contracts from banks and other lenders. It also performs, on behalf of other institutions, servicing of manufactured housing contracts that were not purchased or originated by VMF. These purchases and servicing arrangements may relate to the portfolios of other lenders or finance companies, governmental agencies, or other entities that purchase and hold manufactured housing contracts.

UNDERWRITING POLICIES. Retail customers of the Company who express a desire to obtain financing by or through the Company complete a credit application that is initially reviewed by the manager of the retail center who then determines whether to forward the application to VMF.

VMF's underwriting guidelines require that each applicant's credit, residence, employment history and income to debt payment ratios meet predetermined guidelines. If, in the judgment of the VMF credit manager, an applicant does not meet minimum-underwriting criteria, there must be other determining criteria in order for an applicant to be approved. Credit managers confirm that the credit investigation gives a complete and up-to-date accounting of the applicant's creditworthiness and are encouraged to obtain second opinions on loans for relatively large dollar amounts or those which tend to rank lower in terms of underwriting criteria. Generally, the sum of the monthly installment housing obligation, which includes the manufactured home loan payment and monthly site costs, should not exceed 35% of the applicant's gross monthly income.

With respect to those homebuyers that are approved, VMF requires a down payment in the form of cash, the trade-in value of a previously owned manufactured home, and/or the estimated value of equity in real property pledged as additional collateral. For previously owned homes, the trade-in allowance accepted by the retailer must be consistent with the market value of the home in light of current local market conditions. The value of real property pledged as additional collateral is estimated by licensed appraisers or by retail personnel, who are not appraisers but are familiar with the area in which the property is located. The average down-payment, including cash, trade equity, or land, for 2003 was 24% of the purchase price, while the minimum down-payment for qualified buyers was generally 5%. The purchase price includes the stated cash sale price of the manufactured home, sales or other taxes and fees and set-up costs.

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

The Company offers a bi-weekly payment program that provides for 26 payments per year, allowing homebuyers the convenience of electronically drafting payments from their checking accounts while reducing the overall term of the loan. The Company maintains that such financing options are attractive and beneficial to the customer and improve market acceptance of its homes. Because of the shorter term, the customer will increase the rate at which equity is built, translating into improved delinquency and repossession experience.

During the Company's last 15 fiscal years, VMF was the most significant source of financing for purchasers of homes sold by the Company-owned retail centers. In fiscal year 2003, VMF originated 23,248 contracts, as compared to 23,204 in fiscal year 2002. At June 30, 2003, VMF was servicing approximately 170,000 contracts with an aggregate dollar amount of approximately $5.5 billion. VMF originated or purchased approximately 162,000 of these contracts with an aggregate dollar amount of approximately $5.3 billion. The Company expects that VMF will continue to provide a significant portion of the financing for purchasers of its homes.

The volume of manufactured housing contracts originated by VMF for the periods indicated below and certain other information at the end of such periods is as follows:

                                                Contract  Originations
                                                  Year ended June 30,
                                              2003       2002       2001
                                            ---------  ---------  ---------
Principal balance of contracts originated
   (in thousands)                           $947,775   $912,508   $815,058
Number of contracts originated                23,248     23,204     21,720
Average contract size                       $ 40,558   $ 39,325   $ 37,526
Average interest rate                          9.62%     10.10%     11.67%

The following table indicates the number of loans (in thousands) serviced by VMF on the dates indicated:

                                    Loans  serviced  (in  thousands)
                                         Year  ended  June  30,
                                         2003     2002     2001
                                         ----     ----     ----
Originated and purchased loans serviced   163      153      138
Master servicing contracts                  7        9       10
                                         ----     ----     ----
Total                                     170      162      148

VMF FUNDING. VMF draws on its short-term credit facilities with the Company to fund manufactured home loans, while long-term financing has been obtained through the capital markets. In fiscal 2003, VMF completed three public offerings of asset-backed securities totaling approximately $1.2 billion, including $15 million in mortgage-backed securities offered through the Government National Mortgage Association (GNMA).

VMF's capital market activity, historically the primary source of permanent funding for its lending activities, was in the form of asset-backed securities issued through its special purpose entity. These securities, sold in public markets, are collateralized by manufactured housing receivables that were either originated or acquired by VMF. Certain of these receivables were originated and are being subserviced by other entities. With respect to the securitized pools that contain receivables originated or acquired by other entities, VMF is servicer for all loans in the pools, with a subservicing arrangement on those receivables that are originated by or acquired from other entities.

Loans insured by the Federal Housing Administration ("FHA") or guaranteed by the Veterans Administration ("VA") are permanently funded through the Government National Mortgage Association ("GNMA") pass-through program. Under the GNMA program, installment sales contracts are warehoused by VMF and then pooled in denominations of approximately $3,000,000 to collateralize the issuance by VMF of securities guaranteed by GNMA under the provisions of the National Housing Act. Under the GNMA program, VMF retains the servicing of the installment sales contracts and is responsible for passing through payments under the contracts to GNMA security holders. During the fiscal year ended June 30, 2003, VMF originated installment sales contracts eligible for financing under the GNMA program having aggregate principal balances of $44,967,000. As of June 30, 2003, VMF was servicing 205 GNMA pools totaling $70 million in principal balances. Use of FHA financing minimizes the Company's contingent liability for these installment sales contracts because of the government-insured nature of the loans. Accordingly, the Company maintains that the use of this form of financing, for customers who qualify, increases the marketability of its manufactured homes.

Certain of the agreements related to borrowings include covenants with respect to the Company's financial condition and corporate existence. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. For the year ending June 30, 2003, there were $15 million of these receivables sold. No receivables were sold with recourse in 2002 and 2001. At June 30, 2003, and 2002, the outstanding principal balances of these receivables totaled approximately $70 million and $68 million, respectively.

ACQUIRED CONTRACTS AND SERVICING ARRANGEMENTS. Certain acquired contracts are originated by banks or commercial lenders, and acquired indirectly or directly by VMF. The acquired contracts are purchased on the basis of underwriting criteria that may be different from and may not be as strict as VMF's underwriting criteria.

In fiscal year 1998, VMF became the servicer of 10,013 manufactured housing installment sales contracts with approximate principal balances of $267 million. VMF acts solely as servicer with respect to these contracts and, thus, has no ownership interest or contingent liability related to these portfolios. At June 30, 2003, VMF was servicing approximately 7,000 of these installment sales contracts with an approximate principal balance of $134 million. In addition, in 2002, VMF acquired 22,996 contracts with an aggregate principal balance of approximately $900 million. VMF has contracted with an affiliate finance company to sub-service approximately $450 million of these receivables. In 2003, VMF acquired contracts with an aggregate principal balance of $732 million, including approximately $286 million from an affiliate with the affiliate retaining the servicing. For its own servicing portfolio, the Company acquired 9,256 contracts with an aggregate principal balance of approximately $446 million.

DELINQUENCY AND REPOSSESSION EXPERIENCE. VMF performs record keeping, collections and other servicing activities on all loans that it originates or purchases through portfolio acquisitions. Although the terms of the installment sales contracts vary according to the financial institutions that purchased the contracts, most contracts provide that the failure to make a payment as scheduled is an event of default that allows the lender to repossess the home. Generally the Company does not repossess the home until payments are three months delinquent, unless the borrower does not have apparent ability to bring payments current, in which case repossession may occur sooner. The Company generally follows the same policy with respect to loans insured by the FHA or guaranteed by the VA, although the Company must also file a notice of claim within nine months after default with the agency to preserve its rights under the programs.

The following table sets forth delinquent installment sales contracts as a percentage of the total number of installment sales contracts on which the Company provided servicing and was either contingently liable or owner. An account is considered delinquent if any payment is past due more that 30 days.

                                             Delinquency  Percentage  at  June  30,
                                                2003        2002        2001
                                                -----       -----       -----
Total delinquencies as percentage of
 contracts outstanding
    All contracts                               2.99%       2.84%       2.59%
    Contracts originated by VMF                 2.67        2.29        2.12
    Contracts acquired from other institutions  4.17        4.96        4.89

The following table sets forth information related to loan loss/repossession experience for all installment contract receivables on which the Company is either owner or contingently liable:

                                                Year  ended  June  30,
                                                2003         2002         2001
                                               ------       ------       ------
Net losses as percentage of average
   loans outstanding
   All contracts                                 2.6%         2.2%         1.8%
   Contracts originated by VMF                   2.3%         2.1%         1.7%
   Contracts acquired from other institutions    3.7%         2.5%         2.5%
Number of contracts in repossession
   All contracts                               3,029        2,790        2,652
   Contracts originated by VMF                 2,348        2,061        2,191
   Contracts acquired from other institutions    681          729          461
Total number of contracts in repossession as
   percentage of total contracts                1.86%        1.83%        1.93%

With respect to repossessions of homes securing installment sales contracts that are included in securitized pools that it issued, the Company currently, at its option, remits to the related trust, or other custodian, the unpaid balance of an installment sales contract it originated through its company owned stores or communities, upon repossession of the home. For those contracts, including contracts acquired from other institutions and contracts originated through other channels that are included in securitized pools issued by the Company, remittance of the unpaid balance of the installment contract is made, at the option of the Company, to the related trust, or other custodian, upon sale of the repossessed collateral. The Company maintains that as long as it is able to sell repossessed homes promptly at satisfactory prices, the costs associated with remarketing these homes can be mitigated. There can be no assurance, however, that the Company's future results with respect to the payoff and resale of repossessed homes will be consistent with its past experience. See Note 7, Item 8, within this document.

INSURANCE OPERATIONS. The Company acts as agent on physical damage insurance policies, family protection insurance policies, home buyer protection plan insurance policies, and extended service contracts written by unaffiliated insurance companies (ceding companies) for purchasers of its manufactured homes. During the fiscal year ended June 30, 2003, the Company acted as the agent on physical damage, family protection, and homebuyer protection policies on approximately 62%, 42%, and 78%, respectively, of Company retail sales.

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

MANUFACTURED  HOUSING  COMMUNITIES

The Company owns and operates 86 manufactured home communities in 12 states. These communities provide attractive living environments to residents leasing sites for manufactured homes, many of which are built and sold by the Company. In addition, these communities also lease sites to residents who already own their homes. Some communities also lease or rent Company-owned manufactured homes and the sites.

In fiscal 2003 the Communities group developed 902 home sites in four communities and added 393 sites at existing locations, bringing total sites owned to 22,677 at June 30, 2003, a 6% increase from the prior year. See "Item
2. Properties." Communities' overall revenues were up 15% in 2003. Rental revenues rose 5% and sales increased 27%. The following table lists the number of community sites owned and the aggregate occupancy rate at the end of the last three fiscal years:

                                            June  30,
                                2003          2002          2001
                              -------       -------       -------
Homes sites owned              22,677        21,382        21,121
Occupancy rate                    74%           76%           75%

REGULATION

The Company's manufactured homes are subject to a number of federal, state and local laws. The National Mobile Home Construction and Safety Standards Act of 1974 governs construction of manufactured housing. In 1976, the Department of Housing and Urban Development ("HUD") issued regulations under this Act establishing comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection. The Company's manufacturing facilities and the plans and specifications for its manufactured homes have been approved by a HUD-designated inspection agency. A HUD-approved organization regularly inspects the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes the homes it manufactures comply with all present HUD requirements. In addition, certain components of manufactured homes are subject to regulation by the Consumer Product Safety Commission which is empowered, in certain circumstances, to ban the use of component materials believed to be hazardous to health and to require the manufacturer to repair defects in components in its homes. In February 1983, the Federal Trade Commission adopted regulations requiring disclosure of a manufactured home's insulation specifications.

A variety of laws affect the sale of manufactured homes on credit by the Company. Regulation Z (issued by the Board of Governors of the Federal Reserve System) requires written disclosure of information relative to such credit sales, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires disclosure of certain information used as a basis to deny credit. The Federal Equal Credit Opportunity Act (Regulation B issued by the Board of Governors of the Federal Reserve System) prohibits discrimination against any credit applicant based on sex, marital status, race, color, religion, national origin, age (provided the applicant has the capacity to contract), receipt of income from any public assistance program or the good faith exercise by the applicant of any right under the Consumer Credit Protection Act. Regulation B establishes administrative requirements for compliance with the Equal Credit Opportunity Act and, among other things, requires the Company to provide a customer whose credit request has been denied with a statement of reasons for the denial. Installment sales contracts eligible for inclusion in the GNMA Program are subject to credit underwriting requirements of the FHA or the VA. The Company is subject to the Federal Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on its installment sales contracts.

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

The Magnuson-Moss Warranty Improvement Act regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations. Insurance agency activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act. Sales practices are governed at both the federal and state level through various consumer protection trade practices and public accommodation laws and regulations.

VPAC and VLAC are subject to insurance and other regulations of the British Virgin Islands. MSLC and ESLC are subject to insurance and other regulations of the Turks and Caicos Islands. The Company's operations are subject to a variety of other statutes and regulations.

COMPETITION

The manufactured housing industry is highly competitive at the manufacturing, retail and finance levels in terms of price, service, delivery capabilities and product performance. There are many firms in direct competition with the Company. The Company believes it has a competitive advantage over firms in the industry that do not have manufacturing, retailing and financing capabilities. Since the Company's homes are a form of low-cost housing, they compete with other forms of such housing including apartments and site built homes. Historically, so long as the spread between mortgage interest rates for site built homes and those for manufactured housing remain within 3%, the Company has been able to remain competitive with site built homes. However, the combination of mortgage interest rates nearing a 40-year low, and the deterioration of the market for manufactured housing asset-backed securities causing the cost of funds for the asset-backed securities issued by the Company to rise, the spread between site built mortgage interest rates and manufactured housing rates are above 5% on some products. The resulting relatively smaller payment for the site built home, which is a product of both the lower rate and longer term, will generally attract the more qualified homebuyers and places manufactured housing at a competitive disadvantage. The capital requirements for entry into both the manufacturing and retail segments are relatively small. A major factor that limits entry into the sector is the scarcity of financing available to retail dealers, both for consumer sales financing and inventory purchases. Several national lenders, in the retail and wholesale sectors of the industry, have filed for bankruptcy protection or exited the industry leaving a financing vacuum. The scarcity of inventory financing availability creates pressure on manufacturing shipments, stifling any potential new entrants into the sector. The Company is not able to estimate the total number of competitors in its marketing area.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS

Financial information with respect to the Company's operating segments is incorporated herewith by reference to item 8, Note 12, within this document.

EMPLOYEES

As of June 30, 2003, the Company employed 6,661 persons. Of these, 2,041 were employed in retail, 3,368 in manufacturing, 708 in financial services, 443 in communities and 101 in corporate and administrative positions. The Company does not have any collective bargaining agreements and considers its employee relations to be good.

OTHER

The  Company's  website address is www.clayton.net.  Any Securities and Exchange
                                   ---------------
Commission (SEC) filing through the SEC's EDGAR database for the Company may be obtained free of charge via the Company's website. Copies of any Form 10-K, Form 10-Q, or Form 8-K filed with the SEC may also be obtained free of charge by written request to:
                         Investor  Relations,  Clayton  Homes,  Inc.
                         P.O.  Box  15169,  Knoxville,  TN  37901

ITEM  2.  PROPERTIES.

The Company's Financial Services operations and executive offices are located near Knoxville, Tennessee in a wholly owned, two-story building with 135,000 square feet of space. The following table sets forth the properties that the Company uses for its manufacturing operations and locations of its manufactured housing communities. All of the buildings used for manufacturing operations are constructed of fabricated metal on a concrete slab.


LOCATION  OF  PROPERTY

                               APPROXIMATE                                      APPROXIMATE
MANUFACTURING OPERATIONS       SQUARE FEET            MANUFACTURING OPERATIONS  SQUARE FEET
Owned by Company:                                     Owned by Company:
  Arizona                                               Tennessee (continued)
    El Mirage                      123,000                Ardmore                 100,000
  Georgia                                                 Rutledge                 87,000
    Waycross                       100,000                Bean Station #1         114,000
  Kentucky                                                Bean Station #2         137,000
    Hodgenville                    130,000                Andersonville           128,000
  North Carolina                                          White Pine              137,000
    Henderson                      112,000              Texas
    Oxford                          92,000                Waco #1                 148,000
    Richfield                      194,000                Waco #2                  99,000
  Tennessee                                               Bonham                  117,000
    Maynardville                   110,000                Sulphur Springs         113,000
    Savannah #1                    104,000            Leased:
    Savannah #2                    109,000                Halls, Tennessee        129,000

                               APPROXIMATE                                      APPROXIMATE
COMMUNITIES                       ACRES               COMMUNITIES                  ACRES
Owned by Company:                                     Owned by Company:
  Arizona                                               Tennessee
    El Mirage                           35                Antioch                      66
    Glendale                            14                Chattanooga                  34
    Phoenix                             47                Knoxville (4)               202
  Florida                                                 LaVergne                     76
    Gainesville (2)                    132                Louisville                   41
    Jacksonville (5)                   330                Millington                   29
    Kissimmee                           41                Morristown                   12
    Mulberry (2)                       162                Maryville (2)                34
    Plant City                          38                Powell (2)                   69
    Princeton                           37                Sevierville                 115
    Tallahassee                         39                Smyrna                       26
  Georgia                                                 Tullahoma                    18
    Douglasville (2)                    97              Texas
    Rossville                           78                Arlington                    39
  Iowa                                                    Dallas (3)                  140
    Carter Lake                         41                Denton (3)                  201
  Michigan                                                Fort Worth (4)              154
    Kalamazoo                          126                Flower Mound                 18
  Missouri                                                Greenville                   40
    Independence                        90                Houston (3)                 158
  North Carolina                                          Humble                       55
    Greensboro                          83                Little Elm                   86
    Kannapolis                          85                Pearland                     50
    Winston-Salem                       80                Princeton                    69
  Oklahoma                                                San Angelo                   90
    Edmond                              37                San Antonio (7)             360
    Enid                                20                Schertz                      71
    Lawton                              38                Wilmer                       69
    Midwest City                        25                Wylie (2)                   209
    Norman                              44              Virginia
    Oklahoma City (2)                  116                Evington                     70
  South Carolina                                          Blacksburg                   38
    Columbia                            97
    Florence (2)                        97

The  Company-owned  retail  centers  are three to four acre sites with a special manufactured office unit serving as the sales office. The remainder of the retail center site is devoted to the display of homes. Of the 302 retail centers, the Company owns 164 and leases 138. The Company does not believe that any individual retail sales center property is material to its overall business.

All of the properties described above are well maintained and suitable for the purposes for which they are being used. The Company believes that its properties are adequate for its near-term needs.

ITEM  3.  LEGAL  PROCEEDINGS.

The Company and/or its former directors are currently engaged in merger-related litigation in state courts in both Delaware and Tennessee.

On May 16, 2003, a putative class action lawsuit was filed by Mark Blosser, an alleged shareholder of Clayton Homes, in the Delaware Chancery Court in New Castle County. The defendants named in the complaint are Clayton Homes and directors James L. Clayton, B. Joe Clayton, Kevin T. Clayton, Dan W. Evins, Wilma H. Jordan, Thomas N. McAdams and C. Warren Neel. The complaint alleges that the individual defendants breached their fiduciary duties to the shareholders of Clayton Homes by agreeing to the merger. The complaint seeks (a) a declaration that the action is properly maintainable as a class action, (b) an injunction prohibiting the completion of the merger, (c) if the merger is completed, rescission of the merger agreement or damages, (d) a declaration that the merger agreement is null and void, and
(e)  costs.

On July 25, 2003, a putative class action and shareholders' derivative lawsuit was filed by Denver Area Meat Cutters and Employers Pension Plan in the Circuit Court for Blount County, Tennessee. The defendants named in the complaint are Clayton Homes and directors James L. Clayton, Kevin T. Clayton, C. Warren Neel,
B. Joe Clayton, Steven G. Davis, Dan W. Evins, Wilma H. Jordan and Thomas N. McAdams. The complaint alleges that the individual defendants breached their fiduciary duties to the shareholders of Clayton Homes by agreeing to the merger. The complaint seeks (a) a declaration that the action is properly maintainable as a class action, (b) a declaration that the individual defendants breached their fiduciary duties by agreeing to the merger; (c) a declaration that the individual defendants bear the burden of showing the entire fairness of the merger, and that they cannot meet that burden, (d) damages, (e) disgorgement of any benefits improperly received by the individual defendants, and (f) costs.

Otherwise, no material legal proceedings are pending other than routine non-material litigation incidental to the business of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SHAREHOLDERS.
No matters were submitted to a vote to shareholders during the last quarter of the Company's fiscal year ended June 30, 2003. On July 30, 2003, a special shareholders' meeting was held to consider the merger between Clayton Homes, Inc. and a subsidiary of Berkshire Hathaway Inc. The majority of the shares outstanding, 52.4%, voted for the proposed merger.

                                     PART II

ITEM  5.  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a) On August 7, 2003, the Company filed a certificate of merger with a subsidiary of Berkshire Hathaway Inc. with the Secretary of State of Delaware. In addition, on August 7, 2003, the NYSE suspended trading of the Company's common stock and subsequently delisted Clayton Homes, Inc. stock on October 8, 2003. However, for the entirety of the Company's Fiscal 2003, the Common Stock was traded on the NYSE. The following table sets forth, for fiscal years 2003 and 2002, respectively, the range of high and low closing sale prices as reported by the NYSE.

                                        FISCAL       FISCAL
                                         2003         2002
                                        ------       ------
QUARTER ENDED                       HIGH    LOW     HIGH    LOW
                                    ----   ----     ----   ----
   September 30                   $15.66  $10.84  $16.50  $10.75
   December 31                     13.80    9.40   17.41   12.60
   March 31                        12.85   10.10   17.21   14.49
   June 30                         13.16   11.13   19.28   15.10

(b) On August 6, 2003, there were 8,541 holders of record (approximately 21,000 beneficial holders) of the Company's Common Stock.

(c) Through the fiscal year ended on June 30, 2003, it was the policy of the Board of Directors of the Company to reinvest substantially all earnings in the business. At its April 2001 meeting, the Board of Directors changed the Company dividend policy from quarterly payments to an annual payment. The first annual dividend of 6.4 cents per share was paid in January 2002. The Company also paid an annual dividend of 6.4 cents per share in January 2003.

ITEM  6.  SELECTED  FINANCIAL  DATA.

                                          TEN YEAR REVIEW
(in thousands except
 per share and other
 data)                     2003         2002         2001         2000        1999
                       -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA
Revenues
  Net sales            $  850,010   $  871,108   $  849,157   $  993,916   $1,040,668
  Financial services
    and other income      338,401      327,740      301,799      299,429      303,615
                       -----------  -----------  -----------  -----------  -----------
                        1,188,411    1,198,848    1,150,956    1,293,345    1,344,283
                       -----------  -----------  -----------  -----------  -----------
Costs and expenses
  Cost of sales           551,055      565,322      562,267      660,429      705,128
  SG&A                    327,810      323,814      306,699      319,581      305,931
  Financial services
    operating expenses     84,978       83,245       68,635       65,518       69,480
  Provision for credit
    losses                 43,700       25,100       42,500       20,800       12,459
                       -----------  -----------  -----------  -----------  -----------
                        1,007,543      997,481      980,101    1,066,328    1,092,998
                       -----------  -----------  -----------  -----------  -----------
Operating income          180,868      201,367      170,855      227,017      251,285
Interest income
  (expense), net/other     (1,386)      (4,321)      (1,504)       1,608       (5,317)
                       -----------  -----------  -----------  -----------  -----------
Income before
  income taxes            179,482      197,046      169,351      228,625      245,968
Provision for
  income taxes            (66,400)     (72,900)     (62,700)     (84,600)     (91,000)
                       -----------  -----------  -----------  -----------  -----------
Income before
  accounting change       113,082      124,146      106,651      144,025      154,968
Cumulative effect of
  accounting change             -            -            -            -            -
                       -----------  -----------  -----------  -----------  -----------
Net income             $  113,082   $  124,146   $  106,651   $  144,025   $  154,968
                       -----------  -----------  -----------  -----------  -----------
Net income per share
  Basic                     $0.83        $0.90        $0.77        $1.03        $1.07
  Diluted                   $0.83        $0.89        $0.77        $1.03        $1.06
Average shares
  outstanding
  Basic                   136,237      137,726      137,702      139,474      145,211
  Diluted                 136,707      138,872      138,340      139,815      145,931
Dividends per common
  share                    $0.064       $0.064       $0.064       $0.064       $0.064
                       -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA
  Total assets         $2,241,314   $1,828,403   $1,654,170   $1,506,378   $1,417,245
  Debt obligations        459,047       92,912      141,862       99,216       96,477
  Shareholders' equity $1,339,698   $1,261,957   $1,147,478   $1,036,375   $  947,768

KEY FINANCIAL RATIOS
As a % of revenue
  Operating income          15.2%        16.8%        14.8%        17.6%        18.7%
  Net income                 9.5%        10.4%         9.3%        11.1%        11.5%
Debt as a % of
  total capital             25.5%         6.9%        11.0%         8.7%         9.2%

OTHER DATA
  Company-owned
    retail centers            302          287          297          318          306
  Independent retailers       588          601          634          707          671
  Manufacturing plants         20           20           20           20           19
  Communities                  86           82           81           76           75



                             1998         1997         1996         1995         1994
                       -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA
Revenues
  Net sales            $  880,856   $  822,906   $  762,396   $  621,351   $  510,153
  Financial services
    and other income      246,923      198,797      166,345      136,741      118,083
                       -----------  -----------  -----------  -----------  -----------
                        1,127,779    1,021,703      928,741      758,092      628,236
                       -----------  -----------  -----------  -----------  -----------
Costs and expenses
  Cost of sales           598,589      559,274      521,200      431,826      357,698
  SG&A                    253,792      229,826      203,685      163,119      135,672
  Financial services
    operating expenses     50,821       44,055       36,152       31,249       26,222
  Provision for credit
    Losses                  7,976        1,000            -            -            -
                       -----------  -----------  -----------  -----------  -----------
                          911,178      834,155      761,037      626,194      519,592
                       -----------  -----------  -----------  -----------  -----------
Operating income          216,601      187,548      167,704      131,898      108,644
Interest income
  (expense), net/other      5,499        5,152        4,596        3,902         (359)
                       -----------  -----------  -----------  -----------  -----------
Income before
  income taxes            222,100      192,700      172,300      135,800      108,285
Provision for
  income taxes            (84,400)     (73,200)     (65,500)     (48,800)     (39,000)
                       -----------  -----------  -----------  -----------  -----------
Income before
  accounting change       137,700      119,500      106,800       87,000       69,285
Cumulative effect of
  accounting change             -            -            -            -        3,000
                       -----------  -----------  -----------  -----------  -----------
Net income             $  137,700   $  119,500   $  106,800   $   87,000   $   72,285
                       -----------  -----------  -----------  -----------  -----------
Net income per share
  Basic                     $0.93        $0.81        $0.72        $0.59        $0.51
  Diluted                   $0.92        $0.80        $0.72        $0.59        $0.49
Average shares
  outstanding
  Basic                   148,463      148,324      148,253      147,020      141,046
  Diluted                 149,504      149,346      149,183      148,285      149,875
Dividends per common
  share                    $0.064       $0.061       $0.049       $0.030            -
                       -----------  -----------  -----------  -----------  -----------
BALANCE SHEET DATA
  Total assets         $1,457,757   $1,045,761   $  886,350   $  761,151   $  701,148
  Debt obligations        247,591       22,806       30,290       48,737       70,680
  Shareholders' equity $  881,019   $  754,526   $  650,189   $  544,187   $  462,154

KEY FINANCIAL RATIOS
As a % of revenue
  Operating income          19.2%        18.4%        18.1%        17.4%        17.3%
  Net income                12.2%        11.7%        11.5%        11.5%        11.5%
Debt as a % of
  total capital             21.9%         2.9%         4.5%         8.2%        13.3%

OTHER DATA
  Company-owned
    retail centers            273          245          216          192          165
  Independent retailers       702          663          580          421          372
  Manufacturing plants         18           17           17           16           13
  Communities                  71           67           64           55           46

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL  ACCOUNTING  POLICIES
The  Company believes the following represents its critical accounting policies:

REVENUE RECOGNITION. Retail sales are recognized when: 1) cash payment is received, or the approved down payment, either in the form of cash, trade equity or land, is received for credit sales and, subsequent to credit approval, the home buyer enters into an installment sales contract, and 2) the home buyer has inspected and accepted the completed home at the home buyer's site, and 3) title has passed to the home buyer.

Sales of homes produced by the Company to independent retailers are recognized as revenue upon shipment if: 1) a) payment has been received; or b) a commitment is received from an approved wholesale lender that they will provide financing for the unit, and 2) title has passed to the retailer.

Revenue from rental of home sites and homes is accrued and recognized based on the terms of the resident's lease agreement with the Company.

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

VALUATION OF RESIDUAL INTERESTS. The Company engages in securitization activities in connection with certain of its businesses. Gains and losses from securitizations are recognized in the consolidated statements of income when the Company relinquishes control of the transferred financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of the sale.

Interest-only securities are periodically valued using a discounted cash flow model. The future cash flows for the estimated life of each securitized pool are projected as the excess interest received from borrowers over the interest paid to the security holders, less contractual servicing fees and estimated credit losses, after giving effect to estimated prepayments. Estimates for prepayments, defaults, and losses are determined based on a model developed by the Company that considers both Company-specific experience and current economic conditions.

The residual interests in the installment receivables sold are classified as available-for-sale securities. Accordingly, changes in fair market value are recorded as other comprehensive income (loss) unless an other-than-temporary adverse change is determined. Any permanent impairment charges are reflected in net income. In September 2002, March 2003, and June 2003, other-than-temporary charges of $0.6 million, $2.1 million and $13.2 million, respectively, were recorded as a reduction of financial services revenues in relation to the Company's residual interests. The valuation of residual interests requires various assumptions and estimates. Any actual significant change in those original assumptions and estimates could have a material impact on the Company's reported financial position and cash flows.

RESERVES FOR CREDIT LOSSES AND CONTINGENT LIABILITIES. Reserves for credit losses and contingent liabilities are established for receivables held for sale or investment and certain inventory. Actual credit losses are charged to the reserves when incurred. The reserves established for such losses are determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. The Company also maintains a reserve for contingent liabilities related to guarantees of installment contract receivables sold with recourse.

WARRANTY COSTS. The Company offers a limited one-year warranty for the homes it manufactures. Generally, the independent or Company-owned retailer performs the warranty repairs, with the costs being billed back to the originating Company manufacturing plant. Costs associated with any installed equipment or appliances are subsequently billed back to the original equipment manufacturer. For the years ended June 30, 2003, 2002, and 2001, net warranty costs were 2.4%, 2.6%, and 2.9%, respectively, of manufacturing sales.

                              RESULTS OF OPERATIONS

FISCAL  2003  COMPARED  TO  FISCAL  2002
Total revenues of $1.2 billion in 2003 were down 1% from 2002. Although sales of homes through retail and communities increased 2.7% to $674 million from $656 million, manufacturing sales to independent dealers decreased 18%, from $215 million to $175 million. This decrease is a result of negative economic conditions coupled with scarcity of consumer financing available to customers of independent dealers and the continuing overhang of foreclosed units cannibalizing sales of new and used homes due to the bankruptcy of certain large lenders. Total financial services revenues in 2003 were up 4% over 2002, while rental and other revenue remained flat.

Total units sold declined 11% to 22,644 from 25,322 last year further reflecting the industry downturn. The shift toward multi section sales mitigated the 9% decline in total floors shipped to 34,201, down from 37,789 in the prior year. Of the 2,678 decline in units sold in 2003, 905 were used units, reflecting the cannibalization of sales and shelf space by the excessive foreclosed inventory. In the Manufacturing segment, total units shipped declined 20% in 2003. This decrease was primarily a result of negative economic conditions coupled with both the scarcity of consumer financing available to customers of independent dealers, and the continuing overhang of foreclosed units attributable to the bankruptcy of certain large lenders in the industry cannibalizing sales of new homes. A 20% decline in manufacturing shipments to independent retailers and an 8% decline in retail unit shipments was somewhat offset by a 20% increase in units sold within the communities segment.

Gross profit margins on retail, manufacturing and communities sales increased slightly to 35.2% from 35.1%, primarily due to a higher rate of internalization of retail sales, improved efficiencies, and higher average retail and wholesale selling prices. Selling, general and administrative expenses were 27.6% and 27.0% of revenues for the years ended June 30, 2003, and 2002, respectively. The $4.1 million increase in selling, general, and administrative expenses was partially attributable to additional volume-related selling costs in the retail and communities segment. In addition, approximately $1.4 million of the increase was due to fees and expenses related to the merger of the Company with a subsidiary of Berkshire Hathaway Inc. See "Subsequent Events". Operating income decreased to 15.2% of total revenues from 16.8% last year.

Financial services operating expenses increased $1.6 million to $85 million. This increase can be primarily attributable to rising insurance-related costs. Additional costs associated with portfolio acquisitions were also a contributing factor. Provision for credit losses increased $18.6 million to $43.7 million, as compared to $25.1 million last year. The increase is due to the higher level of sell-through of foreclosed units in the acquired portfolios, coupled with lower recovery rates. The total number of contracts in foreclosure as a percentage of total contracts increased slightly to 1.9% from 1.8% last year.

Interest expense (net of interest income) decreased $2.9 million to $1.4 million as compared to $4.3 million in the same period last year. The net decrease in expense was partially attributable to declining interest rates during the year, which had a negative impact on the value of the Company's interest rate swaps, offset by a $4.1 million gain recognized from the sale of investments. During the fiscal year ended June 30, 2003, there was an unfavorable mark-to-market adjustment of $5.0 million relating to the swaps, as compared to a $3.3 million unfavorable adjustment in the same period last year. Income tax for the year ended June 30, 2003, was $66.4 million, which represents an effective tax rate of 37%.

RETAIL. Within the Retail segment revenues, the average number of homes sold per sales center decreased 9% and the total number of homes sold declined 8% to 14,626. Despite the decline in units sold, the group experienced a 1% increase in net sales to $623 million due to the larger proportion of new units sold this year over last year as well as a slightly greater mix of multi-section homes. The proportion of new units sold was 86% of the total number of units versus 80% new units sold last year. Same store dollar sales remained constant as compared to the prior year.

                                                          Year ended June 30,           %
                                                          2003           2002         Change
                                                        --------       --------       -------
Sales of new homes (in thousands)                       $594,124       $571,656          3.9%
Sales of previously-owned (in thousands)                $ 29,041       $ 44,568        -34.8%
Average number of retail centers                             295            292          0.9%
Dollar sales per retail center (in thousands)           $  2,116       $  2,110          0.3%
Average price of home                                   $ 42,607       $ 38,812          9.8%
New homes sold                                            12,548         12,772         -1.8%
Previously-owned homes sold                                2,078          3,105        -33.1%
Percentage single-section/multi-section mix (new only)     46/54          47/53

During the year, the Company opened 20 retail centers and closed five under-performing retail centers. The Company continually evaluates specific markets and opens, acquires or closes retail centers as conditions warrant. All of the 20 new openings were acquired. Four of the new retail centers were opened in the fourth quarter.

MANUFACTURING. Within the Manufacturing segment revenues, the group experienced an 18% decline to $176 million in net sales to independent retailers and a 20% decrease in the number of homes sold to 6,575. This decline is primarily due to the lack of dependable financing for customers of our independent retailer network and the continuing presence of excess foreclosure inventory in the marketplace. The average number of independent retailers decreased 4% to 595. Manufacturing segment operating income decreased $9 million to $38 million from $47 million in the prior year. Capacity utilization decreased to 54%, as compared to 60% last year. On June 30, 2003, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased 3% to $22 million as compared to last year.

                                                         Year ended June 30,          %
                                                        2003           2002         Change
                                                      --------       --------       -------
Wholesale dollar sales (in thousands)                 $175,973       $214,769        -18.1%
Number of plants operating                                  20             20           --
Number of independent retailers (average)                  595            618         -3.7%
Dollar sales per independent retailer (in thousands)  $    296       $    348        -14.9%
Average price of home                                 $ 26,764       $ 26,064          2.7%
New homes sold to independent retailers                  6,575          8,240        -20.2%
Percentage single-section/multi-section mix              38/62          39/61

FINANCIAL SERVICES. Financial Services revenues decreased $2 million to $204 million, as insurance related revenues increased $7 million, primarily attributable to the impact of multi-year policies generated in prior periods. Non-insurance related revenues in 2003 declined $8 million despite the increase in the aggregate balance of loans serviced of 8%. The deterioration of the asset-backed securities (ABS) market for manufactured housing contributed to a reduced gain on sale amount as the increased retention of securitized bonds and wider spreads required by ABS investors combined to reduce the residual interest of new securitized pools. Receivable originations of $948 million and acquisitions with aggregate principal balances of approximately $732 million were completed during the year, bringing the total serviced portfolio to $5.5 billion. Inventory finance receivables increased $95 million to $139 million, as compared to $44 million in June 2002. This increase was due to acquisitions relating to the fact that competing lenders exited the manufactured housing finance sector. Loans sold through asset-backed security transactions (including those sold through the GNMA-sponsored program) totaled $1.2 billion in 2003. Of these, $90 million in securities were retained at the point of the transaction with $12.1 million sold later in the year. In 2002, $1.9 billion in loans were sold through asset-backed security transactions. Of these,

$19.1 million were retained at the point of the transaction with $9.1 million subsequently sold. Delinquency on the originated portfolio increased 38 basis points to 2.67%. Overall delinquency, including the serviced portfolio and the recent portfolio purchases, increased 15 basis points to 2.99%. Total Financial Services operating income decreased 6% to $117 million. Net credit losses for all contracts owned or purchased, including losses on securitized mortgages, as a percentage of loans outstanding for fiscal 2003 increased to 2.6% from 2.2%. This is principally the result of losses on portfolios acquired in 2002 and 2003. Many of these portfolios were purchased in anticipation of higher than normal losses, and were priced accordingly. For originated loans, losses as a percent of originated loan balances outstanding increased .2% from 2.1% for fiscal 2002 to 2.3% for fiscal 2003, which is reflective of the depressed recoveries due to the continuing presence of excess foreclosure inventory.

The average outstanding balance of installment contract and mortgage receivables increased 27% to $663 million with a weighted average interest rate of 8.90%, down slightly from 9.03%. The average outstanding balance of receivables sold rose 10% to $4.5 billion.

COMMUNITIES. Within the Communities segment revenues, net sales increased 27% to $51 million, the average home selling price increased 6%, and 20% more homes were sold as a result of certain promotional programs. Rental income for the group rose 5%. Segment operating income increased 2%. The Company added 1,295 sites during the year bringing the total to 22,677 sites at June 30, 2003.

                                                 Year ended June 30,          %
                                                 2003          2002         Change
                                                -------       -------       -------
Sales of new homes (in thousands)               $34,098       $27,801         22.7%
Sales of previously-owned homes (in thousands)  $16,774       $12,314         36.2%
Number of communities (average)                      84            82          3.1%
Dollar sales per community (in thousands)       $   606       $   492         23.0%
Average price of home                           $35,254       $33,290          5.9%
New homes sold                                      840           724         16.0%
Previously-owned homes sold                         603           481         25.4%

FISCAL  2002  COMPARED  TO  FISCAL  2001
Total revenues increased 4% to $1.2 billion, as manufactured housing sales increased 3% to $871 million, financial services income increased 11% to $252 million and rental and other income increased 2% to $75 million.

Total units sold declined 3% to 25,322 from 26,215 last year as total floors shipped declined 1% to 37,789 from 38,171 in the prior year. A 10% decline in manufacturing shipments to independent retailers and a slight decline in retail unit shipments was, to a certain extent, offset by a 1% increase in units sold within the communities segment.

Gross profit margins on retail, manufacturing and communities sales increased to 35.1% from 33.8%, primarily due to a higher rate of internalization of retail sales, improved efficiencies, and higher average retail and wholesale selling prices. Selling, general and administrative expenses were 27.0% and 26.6% of revenues for the years ended June 30, 2002, and 2001, respectively. Additional costs associated with portfolio acquisitions contributed to the increase.

Financial services operating expenses increased $14.6 million primarily due to costs associated with portfolio acquisitions. Operating income as a percentage of revenues increased to 16.8% from 14.8% last year.

Provision for credit losses was $25.1 million (excluding $40.2 million that has been included in Financial Services revenue for 2002 related to the losses on securitized mortgages), as compared to $42.5 million last year. This combined increase was primarily due to the additional contracts in foreclosure from the same period for 2001. The total number of contracts in foreclosure as a percentage of total contracts decreased to 1.8% from 1.9% for 2001.

Interest and other expense increased to $4.3 million. This increase was partially due to an overall declining interest rate outlook which adversely impacted the value of the Company's interest rate swaps. During the fiscal year ended June 30, 2002, there was an unfavorable mark-to-market adjustment of $3.3 million relating to the swaps, as compared to a $2.1 million unfavorable adjustment in the same period for 2001. Income tax for the year ended June 30, 2002, was $72.9 million, which represents an effective tax rate of 37%.

Conditions in the manufactured housing industry continued to be highly competitive at both the retail and wholesale levels. For fiscal 2002, the industry was faced with manufacturing over-capacity and too many retail centers. This competitive environment, as well as an increase in industry foreclosures and aging retail inventory, contributed to the idling and closing of manufacturing plants, and declining wholesale shipments resulting in significant closings of retail centers.

RETAIL. Within the Retail segment, the group experienced a 5% increase in net sales to $616 million as the total number of homes sold decreased slightly to 15,877 and the average home price increased 5%. The average number of homes sold per sales center increased 5% as same store sales dollars increased 12%. The average number of Company-owned retail centers declined 5%. Retail segment operating income increased 12% to $32 million from $29 million last year.


                                                           Year ended June 30,          %
                                                          2003           2002         Change
                                                        --------       --------       -------
Sales of new homes (in thousands)                       $571,656       $538,812          6.1%
Sales of previously-owned homes (in thousands)          $ 44,568       $ 47,449         -6.1%
Average number of retail centers                             292            308         -5.0%
Dollar sales per retail center (in thousands)           $  2,110       $  1,907         10.7%
Average price of home                                   $ 38,812       $ 36,867          5.3%
New homes sold                                            12,772         12,346          3.5%
Previously-owned homes sold                                3,105          3,556        -12.7%
Percentage single-section/multi-section mix (new only)     47/53          50/50

During the year, the Company opened seven retail centers and closed 17 under-performing retail centers. The Company continually evaluates specific markets and opens, acquires or closes retail centers as conditions warrant. Of the seven new openings, six were acquired and one was a startup. Four of the new retail centers were opened in the fourth quarter.

MANUFACTURING. Within the Manufacturing segment, the group experienced a 4% decline in net sales to independent retailers to $215 million, while the number of homes sold decreased 10% to 8,240. The average number of independent retailers decreased 8%. Manufacturing segment operating income increased 28% to $47 million from $37 million in the prior year. Capacity utilization increased to 60%, as compared to 57% last year. On June 30, 2002, the order backlog for the Manufacturing group (consisting of Company-owned and independent retailer orders) decreased 36% to $22 million, compared to $35 million last year.

                                                         Year ended June 30,          %
                                                        2003           2002         Change
                                                      --------       --------       -------
Wholesale dollar sales (in thousands)                 $214,769       $223,476         -3.9%
Number of plants operating                                  20             20           --
Number of independent retailers (average)                  618            671         -7.9%
Dollar sales per independent retailer (in thousands)  $    348       $    333          4.4%
Average price of home                                 $ 26,064       $ 24,507          6.4%
Homes sold to independent retailers                      8,240          9,119         -9.6%
Percentage single-section/multi-section mix              39/61          45/55

FINANCIAL SERVICES. Revenues for the Financial Services segment increased $22 million to $206 million, primarily due to a larger servicing portfolio and improved spreads over last year. Insurance related revenues increased $4 million, primarily attributable to the impact of multi-year policies generated in prior periods. Receivable originations of $913 million and acquisitions of $1.2 billion were completed during the year, bringing the total serviced portfolio to $5.0 billion, an increase of 15% over the prior year. Inventory finance receivables increased $37 million to $44 million, as compared to $7 million in June 2001. Loans sold through asset-backed securities totaled $1.9 billion, as compared to $886 million last year. Delinquency on the originated portfolio increased 17 basis points to 2.29%. Overall delinquency, including the serviced portfolio, increased 25 basis points to 2.84%. Total Financial Services operating income increased 31% to $125 million.

The average outstanding balance of installment contract and mortgage receivables increased 19% to $520 million with a weighted average interest rate of 9.0%, down from 9.8%. The average outstanding balance of receivables sold rose 12% to $4.1 billion, and the weighted average loan service spread increased to 3.5% from 3.4%. Net credit losses, including losses on securitized mortgages, as a percentage of loans outstanding for fiscal 2002 increased to 2.2% from 1.8%.

COMMUNITIES. Within the Communities segment revenues, net sales increased 2% to $40 million as the number of homes sold increased 1% and the average home selling price increased 1%. Communities rental income rose 2%. Segment operating income declined 1%. The Company added 261 sites during the year bringing the total to 21,382 sites at June 30, 2002.

                                                Year ended June 30,          %
                                                2002          2001         Change
                                               -------       -------       -------
Sales of new homes (in thousands)              $27,801       $28,689         -3.1%
Sales of previously-used homes (in thousands)  $12,314       $10,731         14.8%
Number of communities (average)                     82            79          3.8%
Dollar sales per community (in thousands)      $   492       $   502         -2.0%
Average price of home                          $33,290       $33,015          0.8%
New homes sold                                     724           755         -4.1%
Previously-owned homes sold                        481           439          9.6%

                         LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company anticipated meeting cash requirements with cash flow from operations, revolving credit lines, a commercial paper sales facility, senior notes, and sales of installment contract and mortgage loan receivables and GNMA certificates. A concern of the Company is its ability to efficiently access global capital markets. In the past year the market for asset-backed certificates backed by manufactured home installment loans, such as those the Company has historically issued, has deteriorated such that the Company is unable to sell all of the certificates it creates. This inefficiency has forced the Company to retain unsold certificates with a cost basis of approximately $96 million at the end of 2003. At June 30, 2002, the Company held certificates costing approximately $21 million. During the year ended June 30, 2003, the Company raised $1.2 billion through asset securitizations as compared to $1.8 billion in fiscal 2002. The origination and acquisition of installment contract receivables resulted in a net cash requirement of $1.68 billion in 2003 and $1.96 billion in 2002.

Cash and cash equivalents at June 30, 2003, were $37 million as compared to $84 million at June 30, 2002. Cash used in operating activities was $102 million for the year ending June 30, 2003, as compared to $97 million provided by operating activities last year. The overall decline was primarily due to an additional $58 million being used for inventory finance receivables, an increase of $35 million in originations, a $20 million increase in income taxes paid, and an additional $74 million being retained from asset-backed securitization transactions. Cash used for investing activities was $266 million, as compared to $8 million last year. This change was largely due to a decline in the securitization of acquired contracts during the year. In 2002, contracts acquired exceeded the amount of acquired contracts that were included in securitizations by $105 million. For fiscal 2003, the amount that contracts acquired exceeded acquired contracts securitized increased to $429 million. In addition, $321 million in cash was provided by financing activities as compared to $53 million used in financing activities in the same period last year. The Company had restricted cash balances of $139 million at June 30, 2003, which includes trust account cash balances required by certain VMF servicing agreements, and insurance reserves required by ceding companies. The majority of the restricted cash balance represents funds held in accordance with certain servicing agreements that will be disbursed within 15 days of the end of the accounting period.

At June 30, 2003, and at June 30, 2002, the Company had debt outstanding of $459 million and $93 million, respectively. Debt outstanding principally consists of $368 million of long and short-term promissory notes, $75 million of privately issued senior notes, and $15 million of tax-exempt bonds. The Company's debt to total capital ratio increased to 25% as compared to 7% last year. A $1.875 billion line of credit is available with Berkshire Hathaway, with $368 million being utilized on June 30, 2003. Of the amount due Berkshire Hathaway, $318 million was secured by manufactured housing contracts with the remaining $50 million being unsecured. The notes to Berkshire Hathaway are due in March 2004. Short-term debt available consists of $90 million committed (including the aforementioned $50 million from Berkshire Hathaway) and $36 million uncommitted lines of credit. These lines of credit do not require collateral and are priced in relation to LIBOR. The committed credit lines are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. At June 20, 2003, the Company was in compliance with all financial covenants with the exception of a pledged debt covenant that, upon the effectiveness of the merger, was resolved.

A $300 million one-year sales facility is available of which $150 million is committed. This facility was not utilized at June 30, 2003. Approximately $175 million in installment contract receivables were sold through the facility during the year. In addition, a committed one-year $150 million participation facility was also available to facilitate the future sale of manufactured housing contracts. This participation facility was not utilized at June 30, 2003, and expired in August 2003. In accordance with the agreements of the sales facility and participation facility, utilization of any unfunded commitment is permitted as long as certain criteria are met. The criteria for the sales facility include maintenance of minimum credit ratings, various financial covenants that require maintenance of certain ratios, and certain collateral characteristics. The minimum credit ratings required for funding under the sales facility are: S&P (BBB-), Moody's (Baa3) and Fitch (BB+). The criteria for the participation facility contain no minimum ratings criteria, but have financial covenants that require maintenance of certain ratios and certain collateral characteristics. At June 30, 2003, the Company was in compliance with requirements requisite to accessing the sales and participation facilities. The current credit ratings for the company are: S&P (BBB), Moody's (Baa2) and Fitch (BB+). The Company owns its inventory; therefore, no floorplanning arrangements are necessary.

The Company is the provider of limited guarantees in connection with its securitizations. The guarantees, totaling $425 million at June 30, 2003, are for payment of principal and interest due on certain subordinated certificates issued through securitizations for which the Company is also subservicer. These guarantees are limited to principal and/or interest payments due the subordinate bondholders. Other guarantees, totaling $70 million at June 30, 2003, are with respect to the Company's servicing obligations for those GNMA certificates for which it is servicer. The Company believes that the probability of its having to perform under these guarantees is remote. The following table summarizes the Company's significant contractual obligations and other contingencies as of June 30, 2003:


(in  thousands)

Contractual Obligations (1)                             Payments due by period
---------------------------------------------------------------------------------------------------------------
                           Total          FY04         FY05        FY06        FY07     FY08      Thereafter
                           ------------------------------------------------------------------------------------
Debt obligations           $459,047     $443,568     $   134     $    35     $     -     $ 4,030    $11,280
Capital leases             $    216     $    216     $     -     $     -     $     -     $     -    $     -
Operating leases           $  8,434     $  3,063     $ 2,123     $ 1,473     $   860     $   198    $   717

Other Contingencies (2)                         Amount of contingency expiration per period
---------------------------------------------------------------------------------------------------------------
                           Total          FY04         FY05        FY06        FY07     FY08      Thereafter
                           ------------------------------------------------------------------------------------
Letters of credit          $144,686     $128,847     $     -     $15,839     $     -     $     -    $      -
Guarantees                 $494,806     $  2,033     $ 5,201     $14,152     $45,869     $ 83,892   $343,659
Repurchase agreements      $ 55,704     $ 44,563     $11,141     $     -     $     -     $     -    $      -


(1)  Debt  obligations  consist  primarily  of  $368  million Berkshire Hathaway borrowings, $75 million Senior Notes due
December  2003,  and  $15  million  tax-exempt  bonds  due  through  2030.  Capital  leases  represent  amounts  due  on computer-related equipment.  Operating leases represent minimum rental commitments primarily for retail centers in effect on  June  30,  2003.
(2)  Letters of credit primarily relate to insurance reserves and guarantees relate to asset-backed securitizations.  The
Company  believes  the probability of having to make guarantee payments under the terms of the guarantees is remote.  The repurchase  agreements represent the maximum potential repurchase obligations in the event of a default by an independent retailer  to the institution providing its floorplan lending.  These agreements are customary in the manufactured housing industry,  and  the  Company's losses  in  the  past  have  not  been  significant.

In fiscal 2003, the Company repurchased 2,441,900 shares of Company common stock for $30.9 million. The most recent repurchase was made on October 23, 2002.

Acquisitions of property, plant and equipment consisted of approximately $16 million to expand, develop, or improve manufactured housing communities, $5 million for opening and upgrading Company-owned retail centers, $7 million for construction and improvement of manufacturing facilities, and $3 million for other fixed assets.

For the next twelve months, the Company expects to originate approximately $900 million of installment contract and mortgage loan receivables and $35 million for inventory finance receivables. It also expects to purchase approximately $200 million in manufactured housing installment contract receivables from an affiliate and acquire loan receivables in bulk from banks or other commercial lenders with aggregate principal balances of approximately $300 million. It expects to invest approximately $16 million in acquisitions or construction of manufactured housing communities, $11 million for opening and upgrading
Company-owned retail centers, $5 million for construction and improvement of manufacturing facilities, and $5 million for other fixed assets.


                                   MARKET RISK

The Company is exposed to market risks related to fluctuations in interest rates on certain of its assets and liabilities. These instruments include certain installment contract receivables, residual interests in asset-backed securitizations and variable rate debt, which principally consists of revolving credit lines. The Company utilizes interest rate swaps to minimize interest rate risk on certain credit lines, effectively converting these to fixed rate debt. Foreign currency and commodity price risk are not considered to have a material impact on the Company.

The Company had variable interest rate installment contract receivables of approximately $3.3 million at June 30, 2003. Holding the outstanding principal amount constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in cash flow for the coming year of approximately $19,000.

Certain of the coupon rates on certificates payable to investors in asset-backed securities are based on variable interest rates. These certificates total $853 million at June 30, 2003. The balance of installment contract receivables with variable interest rate terms collateralizing these certificates was $642 million, with the remainder having fixed interest rate terms. Holding the receivable balances constant, each one percentage point increase in interest rates occurring on the first day of the year would result in a net decrease in cash flow for the coming year of approximately $4.9 million.

Of the $459 million outstanding debt as of June 30, 2003, $65 million had terms that included variable interest rates that reset weekly. The remaining $394 million of outstanding debt had fixed interest rate terms. Holding the variable rate debt constant, each one percentage point increase in interest rates occurring on the first day of the year would result in an increase in interest expense for the coming year of approximately $357,000, net of tax.

                          NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 (SFAS 146), Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not presently anticipate any of the exit or disposal activities so the provisions of this statement will not have a material impact on the Company's reported results of operations, financial positions, or cash flows.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligations undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002, and the liability recognition is in effect for guarantees issued after December 31, 2002. The Company has historically provided limited guarantees on certain certificates offered in conjunction with installment contract receivable securitization transactions for which it is issuer. These securitizations have been accounted for in accordance with SFAS 140, and to the extent that the guarantee was issued, the fair value of that guarantee was considered in the calculation of the residual interest. The Company does not anticipate that the provisions of this interpretation will have a material impact on the Company's reported results of operations, financial positions, or cash flows. The Company issued no guarantees during the six months ended June 30, 2003.

In November 2002, the EITF reached a consensus regarding EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 addresses the timing of recognition and classification of consideration received from vendors, including rebates and allowances. Issue No. 02-16 is effective for certain of our vendor rebates and allowances commencing in January 2003. The adoption of Issue No. 02-16 did not have a material impact on the reported results of operations, financial positions, or cash flows.

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Subsequent to June 30, 2003, the Company cancelled all stock option plans (See note 18 to the accompanying financial statements). Accordingly, the Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions, or cash flows.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee entities are VIEs. The company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003. The Company is presently evaluating any significant VIEs that would be consolidated.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91 Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions, or cash flows.


                              EFFECTS OF INFLATION

Inflation has had an insignificant impact on the Company during the past several years.



                           FORWARD LOOKING STATEMENTS

This report contains "forward looking statements" within the meaning of the federal securities laws regarding the business and industry of Clayton Homes, Inc. and its subsidiaries. Such forward-looking statements can be identified by the use of the words "believes," "estimates," "expects," "projects" and words of similar import and include, without limitation, statements regarding the growth and financing strategies of the Company, projections of revenues, income, earnings per share or other financial items, the effective implementation of the Company's business or regarding trends relating to the manufactured home industry and various other items. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual financial condition, results of operations, performance and achievements of the Company to be materially different from any of the results, performance or achievements expressed or implied by such forward-looking statements. Such factors include general economic and business conditions; industry trends; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability of other forms of housing; the availability of consumer credit; general inflationary pressures; the availability and terms of capital; general interest rate risk; and government regulation.

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

                                SUBSEQUENT EVENTS

On April 1, 2003, the Company entered into an agreement and plan of merger with Berkshire Hathaway and its subsidiary pursuant to which the Company would be acquired by Berkshire Hathaway at a price of $12.50 per share, payable in cash. The agreement and plan of merger and the stockholders agreement relating to the merger of a subsidiary of Berkshire Hathaway with and into the Company were filed with the Securities and Exchange Commission (SEC) on April 2, 2003 as exhibits to Form 8-K. On April 18, 2003, the preliminary proxy statement was filed with the SEC, and the definitive proxy statement was filed on June 12, 2003.

At a special meeting of stockholders held on July 30, 2003 for purposes of voting on the proposed merger, a majority of the shares outstanding, 52.4%, voted in favor of the proposed merger. On August 7, 2003, the merger became effective with the filing of the certificate of merger with the Secretary of State of Delaware.

As of the date of this filing, the Company has incurred approximately $9.2 million of merger related expenses. In addition, on August 15, 2003, the Company paid approximately $19.1 million to purchase for cancellation those options to purchase common stock of the Company from all eligible option holders as described in Form SC-TO-I/A, Schedule to Tender Offer Statement, filed with the SEC on June 16, 2003. As a result of the purchase on that date, those options available to eligible option holders were cancelled.

The Company is presently involved in litigation pertaining to merger related activities. See Item 3 "Legal Proceedings" on pages 12-13 for further details.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.
See "Market Risk" contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

REPORT  OF  INDEPENDENT  AUDITORS
---------------------------------

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Clayton Homes, Inc. and its subsidiaries at June 30, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PRICEWATERHOUSECOOPERS  LLP
Knoxville,  Tennessee
September  5,  2003


                                      CLAYTON HOMES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (dollars in thousands except per share amounts)

                                                                                                 June 30,
                                                                                             2003        2002
----------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                                               $   37,027  $   83,729
  Trade receivables                                                                            8,467       9,308
  Other receivables, principally installment contracts, net of reserves for
    credit losses of $23,309 in 2003 and $18,876 in 2002                                   1,012,555     744,074
  Inventory finance receivables                                                              138,907      43,859
  Residual interests in installment contract and mortgage receivables sold                   106,441     129,348
  Servicing assets from installment contract and mortgage receivables sold                    49,037      51,996
  Inventories, net                                                                           193,104     189,976
  Securities available-for-sale                                                               89,535      25,729
  Restricted cash                                                                            139,464     126,155
  Property, plant and equipment, net                                                         321,450     310,764
  Deferred income taxes                                                                       41,058      19,793
  Other assets                                                                               104,269      93,672
----------------------------------------------------------------------------------------------------------------
Total assets                                                                              $2,241,314  $1,828,403
----------------------------------------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
  Accounts payable and accrued liabilities                                                $  123,123  $  139,308
  Debt obligations                                                                           459,047      92,912
  Other liabilities                                                                          319,446     334,226
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                            901,616     566,446
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 2, 6, 7, 11 & 16)
Shareholders' equity
  Common stock, $.10 par value, authorized 200,000 shares, issued 136,253
    at June 30, 2003, and 138,002 at June 30, 2002                                            13,625      13,800
  Additional paid-in capital                                                                  20,998      44,193
  Retained earnings                                                                        1,300,183   1,196,146
  Accumulated other comprehensive income                                                       4,892       7,818
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 1,339,698   1,261,957
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                $2,241,314  $1,828,403
----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                          CLAYTON HOMES, INC. AND SUBSIDIARIES
                             CONSOLIDATED INCOME STATEMENT
                    (dollars in thousands except per share amounts)


                                                         Year ended June 30,
(in thousands except per share data)            2003          2002            2001
-----------------------------------------------------------------------------------------
Revenues
  Net sales                                $  850,010      $  871,108      $  849,157
  Financial services                          262,985         252,499         227,916
  Rental and other income                      75,416          75,241          73,883
-----------------------------------------------------------------------------------------
                                            1,188,411       1,198,848       1,150,956
-----------------------------------------------------------------------------------------
Costs and expenses
  Cost of sales                               551,055         565,322         562,267
  Selling, general and administrative         327,810         323,814         306,699
  Financial services operating expenses        84,978          83,245          68,635
  Provision for credit losses                  43,700          25,100          42,500
-----------------------------------------------------------------------------------------
                                            1,007,543         997,481         980,101
-----------------------------------------------------------------------------------------
Operating income                              180,868         201,367         170,855
  Interest expense                            (10,492)         (8,975)         (5,561)
  Interest revenue/ other                       9,106           4,654           4,057
-----------------------------------------------------------------------------------------
Income before income taxes                    179,482         197,046         169,351
Provision for income taxes                    (66,400)        (72,900)        (62,700)
-----------------------------------------------------------------------------------------
Net income                                 $  113,082      $  124,146      $  106,651
-----------------------------------------------------------------------------------------
Net income per common share
  Basic                                         $0.83           $0.90           $0.77
  Diluted                                       $0.83           $0.89           $0.77
Average shares outstanding
  Basic                                       136,237         137,726         137,702
  Diluted                                     136,707         138,872         138,340
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


                                         CLAYTON HOMES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (dollars in thousands except per share amounts)

                                                                                                        Accumulated
                                                        Total                 Additional                    Other
                                                     Shareholders'    Common    Paid-in    Retained     Comprehensive
(in thousands except share data)                        Equity        Stock     Capital    Earnings     Income (Loss)
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                               $1,036,375     $13,750   $ 39,500   $  983,806         ($681)
Net income                                                106,651           -          -      106,651             -
  Other comprehensive income, net of tax of $5,656
    Unrealized gain on residual interests                   7,591           -          -            -          7,591
    Unrealized gain on securities available-for-sale
      during the year                                       1,732           -          -            -          1,732
    Realized  loss on securities available-for-sale
      included in net income                                  307           -          -            -            307
                                                    ---------------
  Comprehensive income                                    116,281
  Purchase of 60,000 shares of common stock                  (482)         (6)      (476)           -              -
  Dividends declared ($.064 per common share)              (8,814)          -          -       (8,814)             -
  Issuances related to stock incentive,
    employee benefit plans and other                        4,118          55      4,569         (506)             -
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                                1,147,478      13,799     43,593    1,081,137          8,949
Net income                                                124,146           -          -      124,146              -
  Other comprehensive income, net of tax of ($665)
    Unrealized loss on residual interests                  (2,134)          -          -            -         (2,134)
    Unrealized gain on securities available-for-sale
      during the year                                       1,350           -          -            -          1,350
    Realized gain on securities available-for-sale
      included in net income                                 (347)          -          -            -           (347)
                                                    ---------------
  Comprehensive income                                    123,015
  Purchase of 827,400 shares of common stock               (9,637)        (83)    (9,554)           -              -
  Dividends paid ($.064 per common share)                  (8,800)          -          -       (8,800)             -
  Issuances related to stock incentive,
    employee benefit plans and other                        9,901          84     10,154         (337)             -
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                                1,261,957      13,800     44,193    1,196,146          7,818
NET INCOME                                                113,082           -          -      113,082              -
  OTHER COMPREHENSIVE INCOME, NET OF TAX OF ($1,718)
    UNREALIZED GAIN ON RESIDUAL INTERESTS                   4,044           -          -            -          4,044
    UNREALIZED LOSS ON SECURITIES AVAILABLE-FOR-SALE
      DURING THE YEAR                                      (4,557)          -          -            -         (4,557)
    REALIZED GAIN ON SECURITIES AVAILABLE-FOR-SALE
      INCLUDED IN NET INCOME                               (2,413)          -          -            -         (2,413)
                                                    ---------------
  COMPREHENSIVE INCOME                                    110,156
  PURCHASE OF 2,441,900 SHARES OF COMMON STOCK            (30,864)       (244)   (30,620)           -              -
  DIVIDENDS PAID ($.064 PER COMMON SHARE)                  (8,707)          -          -       (8,707)             -
  ISSUANCES RELATED TO STOCK INCENTIVE,
  EMPLOYEE BENEFIT PLANS AND OTHER                          7,156          69      7,425         (338)             -
----------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 2003                               $1,339,698     $13,625   $ 20,998   $1,300,183         $4,892
----------------------------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.


                                       CLAYTON HOMES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands)

                                           Year ended June 30,

(in thousands)                                                                      2003         2002         2001
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $ 113,082   $   124,146   $ 106,651
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities
    Depreciation and amortization                                                    20,504        19,161      20,600
    Amortization associated with sale of installment contract receivables            13,854        13,201      39,798
    Gain on sale of installment contract receivables                                (17,957)      (39,875)    (25,593)
    Income accretion from residual interests in installment contract receivables   (108,118)      (75,543)          -
    Impairments on residual interests                                                15,899             -           -
    Provision for credit losses                                                      43,700        25,100      42,500
    Realized loss (gain) on securities available-for-sale                            (4,115)         (550)        488
    Deferred income taxes                                                           (19,547)        3,582      (4,082)
    Increase in inventory finance receivables                                       (95,048)      (36,559)          -
    Decrease (increase) in other receivables, net                                    57,430       (18,289)      1,200
    Decrease (increase) in inventories                                               (3,128)       (4,281)     36,736
    Increase (decrease) in accounts payable, accrued
      liabilities, and increase in other assets                                    (114,914)       87,070     (54,074)
-----------------------------------------------------------------------------------------------------------------------
  Cash provided by (used in) operations                                             (98,358)       97,163     164,224
    Origination of installment contract receivables                                (947,755)     (912,536)   (815,546)
    Proceeds from sales of originated installment contract receivables              893,804       871,619     660,802
    Principal collected on originated installment contract receivables               50,404        40,725      40,686
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided (used in) by operating activities                              (101,905)       96,971      50,166

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of installment contract receivables                                  (732,281)   (1,049,851)   (321,711)
  Proceeds from sales of acquired installment contract receivables                  303,180       944,253     225,654
  Principal collected on acquired installment contract receivables                   88,874        54,530      23,154
  Proceeds from sales of securities available-for-sale                               18,304        25,312      29,527
  Proceeds from residual interests in installment contract receivables              100,375        52,972           -
  Acquisition of property, plant and equipment                                      (31,190)      (20,487)    (24,559)
  Increase in restricted cash                                                       (13,309)      (15,095)    (14,156)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                              (266,047)       (8,366)    (82,091)

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends                                                                          (8,707)       (8,800)     (8,814)
  Net borrowings (repayment) on credit facilities                                         -       (45,800)     45,800
  Proceeds from debt obligations                                                    366,255             -           -
  Repayment of debt obligations                                                        (120)       (3,150)     (3,154)
  Increase (decrease) of cash in excess of bank balances                            (12,470)        4,847      (1,692)
  Issuance of stock for incentive plans and other                                     7,156         9,901       4,118
  Purchase of common stock                                                          (30,864)       (9,637)       (482)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                               321,250       (52,639)     35,776
-----------------------------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                         (46,702)       35,966       3,851
  Cash and cash equivalents at beginning of year                                     83,729        47,763      43,912
-----------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents at end of year                                        $  37,027   $    83,729   $  47,763
-----------------------------------------------------------------------------------------------------------------------
Supplemental disclosures for cash flow information
  Cash paid during the year for
    Interest                                                                      $  10,605   $     9,379   $   6,267
    Income taxes                                                                  $  81,296   $    60,421   $  76,723
-----------------------------------------------------------------------------------------------------------------------

The  accompanying  notes  are  an  integral  part  of  these  consolidated  financial  statements.

                      CLAYTON HOMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2003


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Consolidated  Financial  Statements

The consolidated financial statements include the accounts of Clayton Homes, Inc. and its wholly- and majority-owned subsidiaries. The Company is a vertically integrated manufactured housing company headquartered near Knoxville, Tennessee. Employing approximately 6,700 people and operating in 32 states, the Company builds, sells, finances and insures manufactured homes. It also owns and operates residential manufactured housing communities. Significant intercompany accounts and transactions have been eliminated in the financial statements. See Note 12, Business Segment Information, for further details of intercompany activity.

Revenue  Recognition

Sales of homes produced by the Company to independent retailers are recognized as revenue upon shipment if: 1) a) payment has been received; or b) a commitment is received from an approved wholesale lender that they will provide financing for the unit, and 2) title has passed to the retailer.

Retail sales are recognized when: 1) cash payment is received, or the approved down payment, either in the form of cash, trade equity or land, is received for credit sales and, subsequent to credit approval, the home buyer enters into an installment sales contract, and 2) the home buyer has inspected and accepted the completed home at the home buyer's site, and 3) title has passed to the home buyer. Most of these installment sales contracts, which are normally payable over 84 to 360 months, are financed by Vanderbilt Mortgage and Finance, Inc.
(VMF), the Company's financing subsidiary. In the case of retail customers, title passes at the point of acceptance of the delivered and installed product by the customer at their site. The site may be, and often is, a rental site in a manufactured housing community. Revenue from rental of Company-owned home sites and homes is accrued and recognized based on the terms of the resident's lease agreement with the Company.

The Company acts as agent on physical damage, family protection and homebuyer protection plan insurance policies written by unaffiliated insurance companies (ceding companies) for the purchasers of manufactured homes. The insurance policies are in turn reinsured by certain subsidiaries of the Company. Premiums from policies represent short-duration contracts with terms of one to 10 years and are deferred and recognized as revenue over the terms of the policies. Claims expenses are recorded as insured events occur. Expenses are matched to revenue over the terms of the policies by means of deferral and amortization of policy acquisition costs; such costs include commissions, premium taxes and ceding fees, which vary with and are directly related to the production of insurance policies.

Installment  Contract  and  Mortgage  Receivables

Installment contract and mortgage loan receivables (receivables) originated or purchased by VMF are generally sold into asset-backed security vehicles, which, in turn, issue certificates to investors. VMF retains the servicing and the residual interest associated with these instruments.

Receivables held for sale are included in other receivables and are carried at the lower of aggregate cost or market. Certain of the receivables are purchased in bulk at a discount. The purchase discounts are allocated between discount and reserves for credit losses and contingent liabilities based on management's assessment of risks existing in the portfolio. Discounts are accreted over the life of the related portfolio using the interest method after giving consideration to anticipated prepayments. In the event such receivables are sold, discounts attributable to the sold receivables are recognized.

Most of the receivables are with borrowers in the east, south and southwest portions of the United States and are collateralized by manufactured homes.
Interest income on receivables held, either for sale or as an investment, is recognized in accordance with the terms of the underlying installment contracts. For receivables sold with servicing retained and receivables serviced under servicing agreements, service fee income is recognized as the service is performed. Interest income on interest-only residual interests is recognized in accordance with the consensus of the Emerging Issues Task Force in its Issue No. 99-20 Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets (EITF 99-20). Accordingly, interest income is recognized through an effective yield method, with the yield computed prospectively over the life of the residual interests after adjustments in the estimated cash flows are made to reflect prepayments, defaults and other factors.

The Company accrues for obligations related to cash collections arising from its own securitized receivables and receivables serviced under contract and remits these collections to the paying agent or trustee in accordance with the provisions of the servicing agreements. See Note 13, Other Assets and Liabilities.

Retained  Interests

The Company follows the provisions of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which utilizes a financial components approach to transfers and servicing of financial assets, requiring that the carrying amount of the receivables sold be allocated between the assets sold and the assets (liabilities) created, if any, based upon their estimated fair value at the date of sale. The assets (liabilities) created are:
1) an interest-only security or a residual liability valued as the discounted present value of the excess (deficiency) interest due the residual interest owner (VMF) during the expected life of the contracts over: i) the stated investor yield; ii) the contractual servicing fee; and iii) estimated credit losses; and 2) servicing asset (liability), representing the discounted present value of the excess of the contractual servicing fee over the cost of servicing the contracts plus a normal profit margin. Gain (loss) recorded at the time of the sale is computed as the difference between the allocated carrying amount of the receivables sold and the proceeds realized from the sale.

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

Interest-only securities represent the right to receive future cash flows from securitization transactions. Such cash flows generally are equal to the value of the excess of the principal and interest to be collected on the underlying receivables collateralizing each transaction over the sum of the principal and interest to be paid to the holders of the securities sold net of estimated credit losses and contractual servicing fee. The Company carries interest-only securities at estimated fair value. As market quotes are generally not available, fair value is determined by discounting the projected cash flows over the expected remaining life of the securities outstanding, on a transaction basis, using current prepayment, default, loss and interest rate assumptions. Estimates for prepayments, defaults, and losses are determined based on a model developed by the Company and refined to reflect Company-specific experience and trends as well as current market conditions. See Note 2, Securitizations.

The residual interests in the installment receivables sold are classified as available-for-sale securities as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). In accordance with EITF 99-20, declines in fair value are to be considered other than temporary when: (i) the carrying value of the beneficial interests exceeds the fair value of such beneficial interests using current assumptions, and (ii) the timing and/or extent of cash flows expected to be received on the beneficial interests has adversely changed - as defined - from the previous valuation date. During the period ending June 30, 2003, the Company recognized $15.9 million of other than temporary charges as a reduction of financial services revenues in the income statement. The Company did not determine any declines in fair value to be permanent for the three-year period ending June 30, 2002.

The Company follows SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, which requires that the Company classify mortgage-backed securities retained after a securitization in accordance with SFAS 115. Accordingly, these securities, aggregating at $89.5 million, are classified as available-for-sale, are stated at fair value, and can be reasonably expected to mature in 3-11 years. Net unrealized holding gains and losses, determined using a specific identification cost basis, are reported as a separate component of accumulated other comprehensive income, net of tax, until realized. See Note 4, Securities Available-For-Sale.

Cash  Equivalents

For purposes of the statements of cash flows, all unrestricted highly liquid debt instruments purchased with an original maturity of three months or less are considered to be cash equivalents.

Inventories

New homes and raw materials are carried at the lower of cost or market, using the last-in, first-out (LIFO) method of inventory valuation. Previously owned manufactured homes are recorded at estimated wholesale value (cost) but not in excess of net realizable value. The retail store manager, based on his experience in the local market, determines the value of the previously owned manufactured homes.

Property,  Plant  and  Equipment

Land and improvements, buildings, and furniture and equipment are recorded at cost. Major renewals and improvements are capitalized while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed currently. When depreciable assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in earnings for the period. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the respective assets. Those assets' estimated useful lives are summarized as follows: Land and improvements, 8 to 20 years; Buildings, 7 to 20 years; and Furniture and all other equipment, 3 to 7 years.

The Company follows SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superceded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires recognition of impairment losses for long-lived assets whenever events or changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future undiscounted cash flows associated with such assets. The measurement of the impairment losses recognized is based on the difference between the fair values and the carrying amounts of the assets. SFAS 144 also requires that long-lived assets held for sale be reported at the lower of carrying amount or fair value less cost to sell. The Company has not experienced any impairment losses.

Accounts  Payable

Accounts payable includes checks written in excess of bank balances of $12,456,000 and $19,693,000 at June 30, 2003, and June 30, 2002, respectively.

Reserves  for  Credit  Losses  and  Contingent  Liabilities

Reserves for credit losses and contingent liabilities are established related to receivables held, either for sale or investment. Actual credit losses are charged to the reserves when incurred. The reserves established for such losses are determined based on the Company's historical loss experience after adjusting for current economic conditions. Management, in assessing the loss experience and economic conditions, adjusts reserves through periodic provisions. The Company also maintains a reserve for contingent liabilities related to guarantees of installment contract receivables sold with recourse.

Interest  Rate  Swaps

The Company uses interest rate swaps to assist in minimizing interest incurred on its short-term variable rate debt. The difference between amounts received and amounts paid under such agreements is recorded as a reduction of, or addition to, interest expense as incurred over the life of the swap.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was subsequently amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. See Note 6, Debt Obligations.

Restricted  Cash

Restricted cash primarily represents: 1) trust account cash balances required by certain VMF servicing agreements, and 2) insurance reserves required by ceding companies. The majority of the restricted cash balance represents funds held in accordance with certain servicing agreements that will be disbursed within 15 days of the end of the accounting period.

Income  Taxes

Deferred income taxes are recorded to reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Accumulated  Other  Comprehensive  Income

Accumulated other comprehensive income is presented net of income taxes and is comprised of unrealized gains and temporary losses on securities available-for-sale, as described under Retained Interests.

Shipping  and  Handling  Costs

The estimated shipping and handling costs for the transportation of the home from the manufacturing facility to either a Company-owned or independent retail center are included as an item on the invoice to the retailer and are reflected as part of net sales revenues. The actual costs incurred are included as cost of sales.

Warranty  Costs

The Company offers a limited one-year warranty for the homes it manufactures. Generally, the independent or Company-owned retailer performs the warranty repairs, with the costs being billed back to the originating Company manufacturing plant. Costs associated with any installed equipment or appliances are subsequently billed back to the original equipment manufacturer. For the years ended June 30, 2003, 2002, and 2001, net warranty costs were 2.4%, 2.6%, and 2.9%, respectively, of manufacturing sales.

Management  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates may include, but are not limited to, certain revenue and expense accruals, timing and frequency of foreclosures, rates of recovery on foreclosures, the timing and rate of voluntary prepayments and interest rates. Actual results could differ from those estimates.

Other

Certain reclassifications have been made to the 2001 and the 2002 financial statements to conform to the 2003 presentation.

New  Accounting  Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires the guarantor to recognize, at the inception of the guarantee, a liability for the fair value of obligations undertaken in issuing the guarantee. The disclosure requirements are effective for quarters ending after December 15, 2002, and the liability recognition is in effect for guarantees issued after December 31, 2002. The Company has historically provided limited guarantees on certain certificates offered in conjunction with installment contract receivable securitization transactions for which it is issuer. These securitizations have been accounted for in accordance with SFAS 140, and to the extent that the guarantee was issued, the fair value of that guarantee was considered in the calculation of the residual interest. The Company does not anticipate that the provisions of this interpretation will have a material impact on the Company's reported results of operations, financial positions, or cash flows. The Company issued no guarantees during the quarters ending March 31, 2003, and June 30, 2003.

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

In December 2002, the FASB issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Subsequent to June 30, 2003, the company cancelled all stock option plans (see note 18 to these financial statements). Accordingly, the Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions, or cash flows.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 requires an investor with a majority of the variable interests in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investor does not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. For arrangements entered into with VIEs created prior to January 31, 2003, the provisions of FIN 46 are required to be adopted at the beginning of the first interim or annual period beginning after December 15, 2003. The Company is currently reviewing its investments and other arrangements to determine whether any of its investee entities are VIEs. The company's maximum exposure related to any investment that may be determined to be in a VIE is limited to the amount invested. Other risks include balance sheet effect. The provisions of FIN 46 are effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. The Company has not invested in any new VIEs created after January 31, 2003. The Company is presently evaluating any significant VIEs that would be consolidated.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This Statement 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements, and FASB Statements No. 65, Accounting for Certain Mortgage Banking Activities, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, No. 95, Statement of Cash Flows, and No. 126, Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities. The Company does not anticipate that the provisions of this statement will have a material impact on the reported results of operations, financial positions, or cash flows.

NOTE  2  -  SECURITIZATIONS

The Company accessed capital through asset-backed securitization activities in connection with certain of its businesses. Subsequent to the securitization of receivables, the Company continues to maintain account relationships and provide servicing for those receivables transferred. As Seller and Servicer, the Company retains residual interests that were created as a result of its securitization activity. The Company estimates the fair value of the retained interests by using discounted expected future cash flows that incorporate key assumptions including prepayment speed and credit losses. The valuation of retained interests is affected by the projected level and timing of prepayments of principal and net credit losses. Should actual timing or level of losses differ materially from the Company's projections, it could have a material effect on the valuation of the Company's retained interests.

There were three securitization transactions completed during 2003, and four transactions during 2002. Each transaction establishes a trust, which issues certificates representing ownership in that trust. Although there are some differences, structure provisions are generally the same for each issue. The structures call for time tranched senior and subordinated classes of securities. Additional credit support is provided by excess spread and, in some cases, over collateralization. The Company also provides additional credit support by placing a limited guarantee on certain of the subordinated certificates. See
Note  11,  Commitment  and  Contingencies.

The Company accounts for the transactions as sales and records any gains or losses in accordance with the provisions of SFAS 140. Certain data pertaining to securitizations completed during 2003, 2002, and 2001, including the key economic assumptions used to measure the retained interests created, are as follows:



($  in  millions)                                                    2003     2002     2001
-----------------------------------------------------------------------------------------------
Number of transactions completed                                          3        4        3
Aggregate balance of certificates issued                             $1,105   $1,825   $  886
Aggregate principal balance of contracts sold                        $1,182   $1,875   $  896
Average balance of securitized contracts outstanding at June 30      $5,150   $4,453   $3,702
Weighted average interest rate of contracts sold                     10.05%   10.41%   11.31%
Aggregate amount of net gain (loss) recognized*                      $ 18.0   $ 39.9   $ 25.6

ORIGINAL KEY ECONOMIC ASSUMPTIONS
Approximate assumed weighted average constant prepayment
  rate as a percentage of unpaid principal balance                   17.13%   20.01%   18.25%
Weighted average life (in years)                                       4.46     4.52     4.66
Weighted average expected credit losses                               2.33%    4.08%    2.48%
Weighted average residual cash flow discount rate**                  15.75%   11.44%   15.75%
-----------------------------------------------------------------------------------------------

*   Net  of  issuance  costs
**  Residual  liability  discounted  at  4.38%
-----------------------------------------------------------------------------------------------

Key economic assumptions used to determine the estimated fair value of the retained interests in securitizations and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:



                                                        2003             2002
-------------------------------------------------------------------------------------
($ in thousands)
Interest-Only (I/O) securities                              $69,445          $93,673
Servicing assets                                             49,037           51,996
Residual liability                                          (11,950)         (52,161)
Retained certificates                                        89,535           20,136
                                                    ---------------------------------
Carrying value (fair value) of retained interests.         $196,067         $113,644
                                                    ---------------------------------

($ in millions)
Weighted average life (in years)                               4.29             4.27
Prepayment speed (constant prepayment rate)           10.7% - 24.10%   10.7% - 24.10%
  Impact of 10% adverse change                              ($12.5)          ($11.7)
  Impact of 20% adverse change                              ($23.2)          ($22.6)
Expected credit losses                                        4.09%            2.43%
  Impact of 10% adverse change                              ($24.0)          ($21.6)
  Impact of 20% adverse change                              ($46.7)          ($43.5)
Residual cash flow discount rate                             12.71%           13.70%
  Impact of 10% adverse change                               ($3.5)           ($6.2)
  Impact of 20% adverse change                               ($6.8)          ($11.9)
-------------------------------------------------------------------------------------

The sensitivity analysis is hypothetical and should be used with caution. For instance, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in a particular assumption to the change in fair value may not be linear. In addition, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption, when in reality, changes in any one factor may result in changes in another factor.

The following table summarizes certain cash flow activity with respect to securitizations in 2003, 2002, and 2001:


(in  millions)                               2003       2002      2001
-------------------------------------------------------------------------
CASH FLOW ACTIVITY
Proceeds from new securitizations           $1,197     $1,816     $ 887
Servicing fees received                     $   52     $   54     $  49
Cash flow received from retained interests  $  100     $   53     $  71
-------------------------------------------------------------------------

Total contracts serviced at June 30, 2003, and 2002, including contracts held for investment, had aggregate principal balances of approximately $5.5 billion and $5.0 billion, respectively. Managed receivables at June 30, 2003, and the related receivables past due at least 90 days are as follows:


                                        Principal Amount
                    Total Principal     90 Days or More
(in millions)           Amount           Past Due (a)
-------------------------------------------------------
Held in portfolio       $ 1,086           $   46
Securitized               4,384               84
-------------------------------------------------------
                        $ 5,470           $  130
-------------------------------------------------------

(a)  Includes  bankruptcies  and  foreclosures.

Changes related to the servicing assets during the years ended June 30, 2003, 2002, and 2001, are as follows:



(in  thousands)                2003       2002       2001
-------------------------------------------------------------
Beginning balance             $ 51,996   $ 45,128   $ 40,704
Servicing assets recognized     10,895     19,605     15,994
Amortization                   (13,854)   (12,737)   (11,570)
-------------------------------------------------------------
                              $ 49,037   $ 51,996   $ 45,128
-------------------------------------------------------------

NOTE  3  -  INVENTORIES
Inventories  at  June  30,  2003,  and  2002,  are  as  follows:


(in  thousands)          2003      2002
------------------------------------------
Manufactured homes
  New                  $120,685  $123,482
  Previously-owned       55,026    49,644
Raw materials            17,393    16,850
------------------------------------------
                       $193,104  $189,976
------------------------------------------

If the first-in, first-out (FIFO) method of inventory valuation had been used, inventories would have been higher by $23,800,000 and $20,500,000 at June 30, 2003, and 2002, respectively.

NOTE  4  -  SECURITIES  AVAILABLE-FOR-SALE
Securities  available-for-sale  at  June  30,  2003,  and  2002, are as follows:


                                                                       GROSS        GROSS     REALIZED OTHER  ESTIMATED
                                                                    UNREALIZED    UNREALIZED  THAN TEMPORARY     FAIR
                                                          COST        GAINS        LOSSES         LOSSES         VALUE
(in thousands)                                          --------     -------      --------      ---------      --------
Residual interests in installment contract receivables  $ 70,263      $15,081      $     -       $(15,899)      $ 69,445
Retained securities held-for-sale                         96,851            1       (7,317)             -         89,535
                                                        --------      -------      --------      ---------      --------
  Total June 30, 2003                                   $167,114      $15,082      $(7,317)      $(15,899)      $158,980
                                                        ========      =======      ========      =========      ========

Residual interests in installment contract receivables  $ 85,012      $13,850      $(5,189)      $      -       $ 93,673
Retained securities held-for-sale                         20,691          147         (702)             -         20,136
Other securities held-for-sale                             1,291        4,302            -              -          5,593
                                                        --------      -------      --------      ---------      --------
  Total June 30, 2002                                   $106,994      $18,299      $(5,891)      $      -       $119,402
                                                        ========      =======      ========      =========      ========

The unrealized gain and loss, net of tax, are recorded as an element of accumulated other comprehensive income. The residual interests in installment contract receivables does not include over collateralization of $36,996,000 and $35,675,000 as of June 30, 2003, and 2002, respectively.

NOTE  5  -  PROPERTY,  PLANT  AND  EQUIPMENT
Property,  plant  and  equipment  at  June  30,  2003, and 2002, are as follows:


(in  thousands)                       2003        2002
------------------------------------------------------------
Land and improvements                $ 249,767   $ 226,953
Buildings                              152,763     152,353
Furniture and all other equipment       55,870      53,008
------------------------------------------------------------
                                       458,400     432,314
Less: accumulated depreciation
   and amortization                   (136,950)   (121,550)
------------------------------------------------------------
                                     $ 321,450   $ 310,764
------------------------------------------------------------

The Company entered into capital lease arrangements in fiscal 2002 for computer related equipment valued at $568,000. The remaining contractual obligation as of June 30, 2003, was $216,000, all due in fiscal 2004.

NOTE  6  -  DEBT  OBLIGATIONS
Debt  obligations  at  June  30,  2003,  and  2002,  are  summarized as follows:


(in  thousands)                                                  2003       2002
------------------------------------------------------------------------------------
Senior notes, 6.25%, due December 2003                        $ 75,000    $75,000
Debt collateralized by installment contract receivables,
  effective rate of 6.15% at June 30, 2003, due March 2004     318,243          -
Promissory note, effective rate of 2.165% at
  June 30, 2003, due March 2004                                 50,000          -
Debt collateralized by installment contract
  receivables, average effective rate 9.92% at
  June 30, 2003, due through 2004                                  199      2,176
Tax-exempt bonds, effective rate of 1.10% at
  June 30, 2003, due through 2030                               15,230     15,230
Lines of credit                                                      -          -
Other notes payable                                                375         506
------------------------------------------------------------------------------------
                                                              $459,047     $92,912
------------------------------------------------------------------------------------

Annual maturities of debt as of June 30, 2003, are: 2004 - $443,568,000; 2005 - $134,000; 2006 - $35,000; 2008 - $4,030,000; $11,280,000 after 2008.

The Company has $75 million of 6.25% Senior Notes due December 30, 2003, which are primarily to facilitate the purchase, origination and warehousing of loan portfolios. The Senior Notes are guaranteed by all significant subsidiaries of the Company and are governed by various financial covenants that require maintenance of certain financial ratios. At June 30, 2003, the Company was in compliance with all financial covenants with the exception of a pledged debt covenant that, upon the effectiveness of the merger, was resolved.

A $300 million one-year sales facility is available of which $150 million is committed. This facility was not utilized at June 30, 2003. Approximately $175 million in installment contract receivables were sold through the facility during the year. In addition, a committed one-year $150 million participation facility is also available to facilitate the future sale of manufactured housing contracts. This participation facility was not utilized at June 30, 2003, and expired in August 2003. In accordance with the agreements of the sales facility and participation facility, utilization of any unfunded commitment is permitted as long as certain criteria are met. The criteria for the sales facility include maintenance of minimum credit ratings, various financial covenants that require maintenance of certain ratios, and certain collateral characteristics. The minimum credit ratings required for funding under the sales facility are:
S&P (BBB-), Moody's (Baa3) and Fitch (BB+). The criteria for the participation facility contain no minimum ratings criteria, but have financial covenants that require maintenance of certain ratios and certain collateral characteristics. At June 30, 2003, the Company was in compliance with requirements requisite to accessing the sales and participation facilities. The current credit ratings for the company are: S&P (BBB), Moody's (Baa2) and Fitch (BB+). The Company owns its inventory; therefore, no floorplanning arrangements are necessary.

In addition, the Company has committed and uncommitted lines of credit amounting to $76 million with several banks, which bear interest in relation to LIBOR. These lines were unused at June 30, 2003. These lines are subject to periodic review by each bank and may be canceled by the Company at any time.

A $1.875 billion line of credit is available with Berkshire Hathaway, with $368 million being utilized on June 30, 2003. Of the amount due Berkshire Hathaway, $318 million was secured by manufactured housing contracts with the remaining $50 million being unsecured. Effective rates of interest range from 2.165% to 6.15%. The notes are due March 2004.

Under certain interest rate swap agreements, the Company agrees with other parties to exchange the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed upon notional principal amount. At June 30, 2003, the Company's interest rate swap agreements have an aggregate notional amount of $75 million. The interest rates on the notional amounts range from 5.44% to 5.62%. At June 30, 2003, the fair value of the swap agreement  was  $10.7  million  as  compared  to  $5.7
million in the prior year. As a result, there was a $5.0 million negative adjustment recorded for the swaps in the period ending June 30, 2003.

NOTE  7  -  RESERVES  FOR  CREDIT  LOSSES  AND  CONTINGENT  LIABILITIES
Analysis of the reserves for credit losses on installment contract receivables and contingent liabilities for the years ended June 30, 2003, 2002, and 2001, is as follows:


(in  thousands)                                                                2003       2002       2001
------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                   $ 24,540   $ 30,536   $ 35,725
  Additions to reserves                                                        43,700     25,100     42,500
  Charges, net of recoveries applicable to installment contract receivables
    Purchased                                                                 (18,595)   (14,880)   (13,105)
    Other                                                                     (19,720)   (21,884)   (37,974)
  Reserves transferred to unamortized discounts                                     -          -     (1,000)
  Reserves associated with receivables purchased                                    -      5,668      4,390
------------------------------------------------------------------------------------------------------------
Balance, end of year                                                           29,925     24,540     30,536
------------------------------------------------------------------------------------------------------------

The reserves for credit losses are netted against receivables and the reserve for contingent liabilities is included in other liabilities on the consolidated balance sheets. The Company is contingently liable as guarantor on installment contract receivables sold with recourse. At June 30, 2003, and 2002, the outstanding principal balances of these receivables totaled approximately $70 million and $68 million, respectively. There were $15 million of receivables sold with recourse in 2003. There were no receivables sold with recourse in 2002 and 2001.

NOTE  8  -  SHAREHOLDERS'  EQUITY
Stock  Option  Plan
In 1983, 1985, 1991, and 1997, the Company established Stock Option Plans for a total of 17,021,036 shares of common stock, which provide for granting "incentive stock options" or "non-qualified options" and stock appreciation rights to officers and key employees of the Company. In addition, non-management members of the Board of Directors were, with shareholder approval of prices and provisions for exercise, granted options to purchase shares of common stock. The option prices were established at not less than the fair market value as of the date of grant. Options were exercisable after one or more years and expired no later than 10 years from the date of grant. Activity and price information regarding the plans are as follows:

                                                    Weighted                Weighted
                                                      Avg         Stock        Avg
                                 Stock Option       Exercise     Options     Exercise
                 Shares           Price Range        Price     Exercisable    Price
--------------------------------------------------------------------------------------
Balance
June 30, 2000    5,105,456      $ 2.16 -  $15.75     $10.36     1,655,984     $ 9.18
  Granted          875,825      $ 8.38 -  $ 9.31     $ 9.10
  Exercised       (278,401)     $ 2.16 -  $13.70     $ 5.88
  Canceled        (242,418)     $ 7.22 -  $15.75     $10.24
--------------------------------------------------------------------------------------
Balance
June 30, 2001    5,460,462      $ 3.83 -  $15.75     $10.40     1,901,452     $ 9.84
  Granted        1,121,390      $ 8.19 -  $15.75     $13.82
  Exercised       (582,957)     $ 3.83 -  $13.70     $ 8.40
  Canceled        (268,941)     $ 7.22 -  $15.75     $11.29
--------------------------------------------------------------------------------------
Balance
June 30, 2002    5,729,954      $ 7.22 -  $15.75     $11.23     1,835,540     $10.29
  GRANTED          963,250      $11.19 -  $15.65     $11.93
  EXERCISED       (309,424)     $ 7.22 -  $12.60     $ 7.92
  CANCELED        (517,744)     $ 7.54 -  $15.75     $12.65
--------------------------------------------------------------------------------------
BALANCE
JUNE 30, 2003    5,866,036      $ 7.22 -  $15.75     $11.39     2,342,482     $10.62
--------------------------------------------------------------------------------------

Options available for future grant at June 30, 2003, and 2002, were 2,786,594 and 3,317,696, respectively. 1,010 persons held options at June 30, 2003.

The following table summarizes information about the plans' stock options at June 30, 2003, including weighted average remaining life (Life) and weighted average exercise price (Price):


                      Options Outstanding             Options Exercisable
                -----------------------------------   ------------------------
 Range             Number           Life     Price      Number      Price
------------------------------------------------------------------------------
$ 6.30 - $ 7.88      423,544      1.0 year   $ 7.24     400,364     $ 7.23
$ 7.88 - $ 9.45    1,392,853     5.7 years   $ 9.08     610,028     $ 9.07
$ 9.45 - $11.03      247,787     3.4 years   $10.32     233,729     $10.32
$11.03 - $12.60    2,003,106     6.7 years   $11.75     696,297     $12.26
$12.60 - $14.18    1,524,871     6.6 years   $13.62     402,064     $13.65
$14.18 - $15.75      273,875     7.7 years   $15.51           -     $    -
------------------------------------------------------------------------------

In accordance with the guidance provided by SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), the Company has elected to continue following the intrinsic value based method as prescribed by Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Under the intrinsic value based method, compensation cost is computed as the excess, if any, of the quoted market price of the stock at grant date over the amount the grantee must pay to acquire the stock. Because all option plans provided for grants at market price, there is no intrinsic value in the stock options on the grant date, therefore no compensation cost is recognized. SFAS 123 describes the fair value method of measuring and recording compensation cost as an alternative to the intrinsic value based method. Under the fair value method, compensation cost is measured at the grant date based on the computed fair value of the grant and is recognized over the vesting period of the options. SFAS 123 also requires that companies using the intrinsic value based method must present pro forma disclosure of net income and earnings per share as if the fair value method had been applied. The pro forma results do not purport to indicate the effects on reported net income for recognizing compensation expense that is expected to occur in future years. If the options had been expensed in the current year, the pro forma results would have been:

                                                       Year ended June 30,
(in thousands except per share data)                  2003      2002      2001
---------------------------------------------------------------------------------
Net income - as reported                            $113,082  $124,146  $106,651
Net income - pro forma                               109,990   120,640   104,352
Net  income per diluted common share - as reported     $0.83     $0.89     $0.77
Net income per diluted common share - pro forma         0.80      0.87      0.75
---------------------------------------------------------------------------------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued from 2001 to 2003: dividend yields ranging from 0.43% to 0.84% with a weighted average yield of 0.65%; expected volatility of 45.69%; risk-free interest rates ranging from 3.63% to 5.40% with a weighted average rate of 4.49%; and expected lives ranging from 9.86 to 10.00 years with a weighted average life of 9.95 years. The weighted average grant date fair value of options granted in fiscal years 2003, 2002 and 2001 was $6.85, $7.15, and $4.53 per share, respectively.

As required by the Securities and Exchange Commission final release no. 33-8048, the table provided below represents the equity compensation plan disclosure in aggregate. All information presented below is reported at June 30, 2003.


                                                                                          NUMBER OF SECURITIES
                                            (A)                                          REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER EQUITY
                                   ISSUED UPON EXERCISE OF       EXERCISE PRICE OF         COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
 PLAN CATEGORY                       WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
  approved by security holders            5,866,036                      $11.39                      2,786,594
Equity compensation plans not
  approved by security holders                    -                           -                              -
-----------------------------------------------------------------------------------------------------------------------
Total                                     5,866,036                      $11.39                       2,786,594
-----------------------------------------------------------------------------------------------------------------------

Subsequent  to June 30, 2003, the Company cancelled all stock option plans.  See note  18  to  these  financial  statements.

NOTE  9  -  INCOME  TAXES
The components of deferred tax assets and liabilities at June 30, 2003, and 2002, are as follows:


(in  thousands)                                               2003       2002
----------------------------------------------------------------------------------
Reserves for credit losses and contingencies and discounts  $ 18,870   $  6,981
Insurance reserves                                            12,737     12,086
Unearned insurance premiums                                   10,463     10,038
Residual interest in installment contract receivables         21,978     12,005
----------------------------------------------------------------------------------
  Total deferred tax assets                                   64,048     41,110
----------------------------------------------------------------------------------
Deferred costs                                                (7,330)    (7,088)
Other comprehensive income                                    (2,873)    (4,591)
Other                                                        (12,787)    (9,638)
----------------------------------------------------------------------------------
  Total deferred tax liabilities                             (22,990)   (21,317)
----------------------------------------------------------------------------------
  Net deferred tax asset                                    $ 41,058   $ 19,793
----------------------------------------------------------------------------------


The provisions for income taxes for each of the years ending June 30, 2003, 2002, and 2001 are composed of the following:


(in  thousands)                      2003      2002      2001
---------------------------------------------------------------
Current tax provisions
  Federal                           $80,689   $65,232  $64,010
  State                               5,258     4,086    2,772
---------------------------------------------------------------
Total current                        85,947    69,318   66,782
Deferred tax provision (benefit)    (19,547)    3,582   (4,082)
---------------------------------------------------------------
                                    $66,400   $72,900  $62,700
---------------------------------------------------------------

At June 30, 2003, 2002, and 2001, a deferred tax provision (benefit) of ($1,718,000), ($665,000), and $5,656,000, respectively, was allocated directly to shareholders' equity for the unrealized gain (loss) on residual interests and securities available-for-sale. The provision for income tax reflected in the financial statements differs from income taxes calculated at the statutory federal income tax rate of 35% in 2003, 2002 and 2001, as follows:


(in  thousands)                              2003     2002     2001
----------------------------------------------------------------------
Income taxes at the statutory rate          $62,818  $68,966  $59,273
State income taxes, net of federal benefit    3,418    2,656    1,802
Other, net                                      164    1,278    1,625
----------------------------------------------------------------------
                                            $66,400  $72,900  $62,700
----------------------------------------------------------------------

NOTE  10  -  EMPLOYEE  BENEFIT  PLANS
The Company has a 401(k) defined contribution plan covering all employees who meet participation requirements. The amount of the Company's contribution is discretionary as determined by the Board of Directors, up to the maximum deduction allowed for federal income tax purposes. Company contributions accrued and paid were $4,042,000, $4,708,000, and $2,938,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

NOTE  11  -  COMMITMENTS  AND  CONTINGENCIES
Certain operating properties are rented under non-cancelable operating leases that expire at various dates through 2010. Total rental expense under operating leases was $5,360,000 in 2003, $5,080,000 in 2002, and $5,280,000 in 2001.
Minimum rental commitments under non-cancelable operating leases primarily for retail centers, in effect at June 30, 2003, were:


(in  thousands)
Contractual Obligations                                 Payments due by period
---------------------------------------------------------------------------------------------------------------
                           Total          FY04         FY05        FY06        FY07     FY08      Thereafter
                           ------------------------------------------------------------------------------------
Operating leases           $  8,434     $  3,063     $ 2,123     $ 1,473     $   860     $   198    $   717


The following table summarizes the Company's other contingencies as of June 30, 2003:


(in  thousands)
Other Contingencies                             Amount of contingency expiration per period
---------------------------------------------------------------------------------------------------------------
                           Total          FY04         FY05        FY06        FY07     FY08      Thereafter
                           ------------------------------------------------------------------------------------
Letters of credit          $144,686     $128,847     $     -     $15,839     $     -     $     -    $      -
Guarantees                 $494,806     $  2,033     $ 5,201     $14,152     $45,869     $ 83,892   $343,659
Repurchase agreements      $ 55,704     $ 44,563     $11,141     $     -     $     -     $     -    $      -

At June 30, 2003, the Company has letters of credit, primarily related to insurance reserves and performance guarantees related to asset-backed securitizations outstanding for which the Company provides a limited guarantee. The Company believes a significant loss from any such guarantee is remote. See
Note  7  for  discussion  of  guarantees  on  installment  contract receivables.

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

NOTE  12  -  BUSINESS  SEGMENT  INFORMATION
The Company has identified four major business segments: Retail, Manufacturing, Financial Services, and Communities. The Retail group purchases homes from the Company's manufacturing operations and third party manufacturers to sell to retail customers. The Manufacturing group builds homes for Company-owned and independent retailers. Financial Services provides retail financing of manufactured homes, reinsures risk on family protection, physical damage, and homebuyer protection plan insurance policies, and offers certain specialty finance products. The Communities group owns and operates manufactured housing communities. Income from operations consists of total revenues less cost of sales and operating expenses. Identifiable assets are used in the operation of each business segment.

The sales of units shipped to the Retail sales centers from the Manufacturing facilities are eliminated in the intersegment sales line of the Revenues section. The Eliminations/other line as represented below includes other intercompany eliminations required in accordance with generally accepted accounting principles. Information concerning operations by business segment follows:


(in  thousands)                                2003         2002         2001
---------------------------------------------------------------------------------
REVENUES
  NET SALES
    Retail                                 $  623,165   $  616,224   $  586,261
    Manufacturing                             489,304      535,508      495,610
    Communities                                50,872       40,115       39,420
    Intersegment sales                       (313,331)    (320,739)    (272,134)
---------------------------------------------------------------------------------
      Total Net Sales                      $  850,010   $  871,108   $  849,157
---------------------------------------------------------------------------------

  FINANCIAL SERVICES
    Retail                                 $   54,772   $   43,375   $   40,870
    Financial Services                        204,306      206,061      184,250
    Communities                                 3,907        3,063        2,796
---------------------------------------------------------------------------------
      Total Financial Services             $  262,985   $  252,499   $  227,916
---------------------------------------------------------------------------------

  RENTAL AND OTHER INCOME
    Retail                                 $   25,768   $   26,352   $   24,003
    Manufacturing                                 606          497          545
    Communities                                51,255       48,993       47,484
    Intersegment sales                         (2,213)        (601)       1,851
---------------------------------------------------------------------------------
      Total Rental and other income        $   75,416   $   75,241   $   73,883
---------------------------------------------------------------------------------
        Total Revenue                      $1,188,411   $1,198,848   $1,150,956
---------------------------------------------------------------------------------

OPERATING INCOME
  Retail                                   $   28,677   $   32,177   $   28,712
  Manufacturing                                37,706       46,761       36,637
  Financial Services                          116,083      124,909       95,469
  Communities                                  14,276       13,938       14,022
  Eliminations/other                          (15,874)     (16,418)      (3,985)
---------------------------------------------------------------------------------
      Total income from operations         $  180,868   $  201,367   $  170,855
---------------------------------------------------------------------------------

INTEREST
  Interest expense                            (10,492)      (8,975)      (5,561)
  Interest revenue/other income                 9,106        4,654        4,057
---------------------------------------------------------------------------------
INCOME BEFORE TAXES                        $  179,482   $  197,046   $  169,351
---------------------------------------------------------------------------------

IDENTIFIABLE ASSETS
  Retail                                   $  272,000   $  271,421   $  255,793
  Manufacturing                                77,913       79,102       82,616
  Financial Services                        1,625,966    1,210,460    1,080,416
  Communities                                 201,267      191,147      191,802
  Eliminations/other                           64,168       76,273       43,543
---------------------------------------------------------------------------------
      Total identifiable assets            $2,241,314   $1,828,403   $1,654,170
---------------------------------------------------------------------------------

DEPRECIATION AND AMORTIZATION
  Retail                                   $    4,714   $    4,753   $    6,161
  Manufacturing                                 6,158        5,781        5,767
  Financial Services                              541          283          512
  Communities                                   7,237        7,071        7,030
  Eliminations/other                            1,854        1,273        1,130
---------------------------------------------------------------------------------
      Total depreciation and amortization  $   20,504   $   19,161   $   20,600
---------------------------------------------------------------------------------

CAPITAL EXPENDITURES
  Retail                                   $    5,206   $    5,797   $    5,211
  Manufacturing                                 6,844        5,834        4,346
  Financial Services                              459           87           88
  Communities                                  16,193        7,033       13,920
  Eliminations/other                            2,488        1,736          994
---------------------------------------------------------------------------------
      Total capital expenditures           $   31,190   $   20,487   $   24,559
---------------------------------------------------------------------------------

NOTE  13  -  OTHER  ASSETS,  ACCOUNTS  PAYABLE  AND  OTHER  LIABILITIES
At  June  30,  2003,  and  2002,  other  assets  and  liabilities  consisted of:


(in  thousands)                                  2003      2002
------------------------------------------------------------------
Other assets
  Interest and other receivables               $ 53,998  $ 48,233
  Deferred insurance policy acquisition costs    21,344    20,529
  Prepaid expenses and other                     28,927    24,910
------------------------------------------------------------------
                                               $104,269  $ 93,672
------------------------------------------------------------------

Accounts payable and accrued liabilities
  Accounts payable                             $ 74,851  $ 79,648
  Accrued liabilities and other                  48,272    59,660
------------------------------------------------------------------
                                               $123,123  $139,308
------------------------------------------------------------------

Other liabilities
  Investors payable                            $147,607  $131,720
  Reserve for contingent liabilities              6,615     5,664
  Escrow deposits                                19,538    15,747
  Unearned insurance premiums                   106,093   100,712
  Residual liability                             11,950    52,161
  Other                                          27,643    28,222
------------------------------------------------------------------
                                               $319,446  $334,226
------------------------------------------------------------------

NOTE  14  -  FAIR  VALUE  DISCLOSURE  OF  FINANCIAL  INSTRUMENTS
SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that the Company disclose the estimated fair values of its financial instruments. The following methodologies and assumptions were used by the Company to estimate its fair value disclosures for financial instruments.

Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instrument. The estimates do not reflect any premium or discount that could result from offering for sale in a single transaction the Company's entire holdings of a particular financial instrument. The lack of uniform valuation methodologies introduces a greater degree of subjectivity to these estimated fair values. Comparability to financial instruments between similar companies may not be reasonable because of varying assumptions concerning the estimates of fair value.

Cash  and  Cash  Equivalents
The carrying values for cash and cash equivalents, including those restricted by agreement, approximate the fair value of the assets.

Contracts  Held  For  Sale  and  as  Collateral
Contracts held for sale are generally recent originations or purchased portfolios. The Company estimates the fair value of the contracts held for sale using expected future cash flows of the portfolio discounted at the current origination rate.

The carrying values of contracts pledged as collateral to long-term lenders are estimated using discounted cash flow analyses and interest rates being offered for similar contracts. The carrying amount of contracts with a variable rate of interest is estimated to be fair value. The carrying value of accrued interest adjusted for credit risk equals its fair value.

Debt  Collateralized  by  Installment  Contract  Receivables
Debt collateralized by installment contract receivables consists primarily of notes due in March 2004. The fair value of these financial instruments is based on the current rates offered to the Company for debt of similar maturities using a discounted cash flow calculation.

The carrying amounts and estimated fair values of the Company's financial assets and liabilities are as follows:


                                                                     JUNE 30, 2003            June 30, 2002
                                                                 CARRYING     ESTIMATED   Carrying    Estimated
(in thousands)                                                     AMOUNT     FAIR VALUE   Amount     Fair Value
-------------------------------------------------------------------------------------------------------------------
Financial assets
  Cash and cash equivalents, including restricted cash           $  176,491  $   176,491  $209,884  $   209,884
  Contracts held for sale and as collateral, including accrued
    interest receivable                                           1,055,920    1,056,042   718,265      716,400
  Residual interests in installment contract receivables            106,441      106,441   129,348      129,348
  Servicing asset                                                    49,037       52,000    51,966       53,000
  Securities available-for-sale                                      89,535       89,535    25,729       25,729
Financial liabilities
  Senior notes, 6.25%                                                75,000       76,522    75,000       74,705
  Debt collateralized by installment contract receivables, 6.15%    318,243      318,005         -            -
  Promissory notes, 2.165%                                           50,000       50,000         -            -
  Debt collateralized by installment contract receivables, 10.12%       199          215     2,176        2,462
  Tax exempt bonds                                                   15,230       15,230    15,230       15,230
  Residual liability                                                 11,950       11,950    52,161       52,161
-------------------------------------------------------------------------------------------------------------------

NOTE  15  -  EARNINGS  PER  SHARE
The following reconciliation details the numerators and denominators used to calculate basic and diluted earnings per share for the respective periods:


(in  thousands  except  per  share  data)     2003      2002      2001
-------------------------------------------------------------------------
Net income                                  $113,082  $124,146  $106,651
Average shares outstanding
  Basic                                      136,237   137,726   137,702
  Add: common stock equivalents (1)              470     1,146       638
  Diluted                                    136,707   138,872   138,340
Earnings per share - Basic                     $0.83     $0.90     $0.77
                   - Diluted.                  $0.83     $0.89     $0.77
--------------------------------------------------------------------------

(1) Common stock equivalents are principally stock options. Stock options to purchase 2,181,247, 69,000 and 2,414,826 shares of common stock for the years ended June 30, 2003, 2002, and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

NOTE  16  -  RELATED  PARTY  TRANSACTIONS
The Company maintains an agreement to purchase certain installment contract receivables originated or acquired by an affiliate, 21st Mortgage Corporation ("21st"), in which the Company maintains a 50% ownership interest. 21st, a Delaware Corporation headquartered in Knoxville, Tennessee, acts as servicer for those receivables it originates or acquires. Certain of the receivables originated or acquired by 21st were securitized along with other receivables originated and acquired by the Company. The Company is servicer for such receivables and maintains a subservicing agreement with 21st to sub-service those receivables it sold to the Company. The amount paid to the affiliate in fiscal 2003 to sub-service those receivables was $37,600,000. The Company acquired approximately $286,000,000, $190,000,000, and $110,000,000 in
installment contract receivables from the affiliate and received interest and other related fees from the affiliate totaling approximately $3,419,000, $2,232,000, and $1,880,000 during fiscal 2003, 2002 and 2001, respectively.

On December 21, 2001, the Company acquired approximately $900 million of installment contract receivables. 21st was contracted to service approximately $450 million of these installment contract receivables. At June 30, 2003, 2002 and 2001, the affiliate was servicing installment contract receivables for the Company totaling approximately $1,144,035,000, $1,016,088,000 and $444,495,000,
respectively.

One of the Company's counsel is Bernstein, Stair, and McAdams, LLP, of which one of the Company's former directors, Thomas N. McAdams, is a partner. During fiscal year 2003, payments to Bernstein, Stair, and McAdams, LLP for legal services rendered were $61,947. In addition, the Company's primary insurance carrier made payments to Bernstein, Stair, and McAdams, LLP of $99,658.

NOTE  17  -  QUARTERLY  DATA

                                                                          2003
--------------------------------------------------------------------------------------------------------
                                                      FIRST     SECOND    THIRD     FOURTH
(in thousands except per share data)                SEPT. 30   DEC. 31   MAR. 31   JUNE 30     TOTAL
--------------------------------------------------------------------------------------------------------
NET SALES FROM MANUFACTURED HOUSING OPERATIONS      $ 221,221  $214,924  $190,304  $223,561  $  850,010
REVENUES                                              306,934   299,952   277,125   304,400  $1,188,411
GROSS PROFIT FROM MANUFACTURED HOUSING OPERATIONS      76,488    74,198    66,512    81,757  $  298,955
OPERATING INCOME                                       51,163    49,500    40,127    40,078  $  180,868
INCOME BEFORE INCOME TAXES                             47,021    48,589    41,564    42,308  $  179,482
NET INCOME                                             29,621    30,589    26,164    26,708  $  113,082
EARNINGS PER SHARE - BASIC                              $0.22     $0.22     $0.19     $0.20       $0.83
                   - DILUTED                            $0.22     $0.22     $0.19     $0.20       $0.83
PRICE RANGE OF STOCK - HIGH                            $15.66    $13.80    $12.85    $13.16      $15.66
                     - LOW                             $10.84     $9.40    $10.10    $11.13       $9.40
DIVIDENDS PER COMMON SHARE                                  -         -    $0.064         -      $0.064
--------------------------------------------------------------------------------------------------------

                                                                          2002
--------------------------------------------------------------------------------------------------------
                                                      First     Second    Third     Fourth
(in thousands except per share data)                Sept. 30   Dec. 31   Mar. 31   June 30     Total
--------------------------------------------------------------------------------------------------------
Net sales from manufactured housing operations      $ 227,503  $207,753  $187,174  $248,678  $  871,108
Revenues (1)                                          296,370   296,820   269,908   335,750  $1,198,848
Gross profit from manufactured housing operations      78,404    72,328    64,753    90,301  $  305,786
Operating income                                       47,122    53,408    43,823    57,014  $  201,367
Income before income taxes                             42,120    53,408    46,381    55,137  $  197,046
Net income                                             26,520    33,708    29,181    34,737  $  124,146
Earnings per share - Basic                              $0.19     $0.25     $0.21     $0.25       $0.90
                   - Diluted                            $0.19     $0.24     $0.21     $0.25       $0.89
Price range of stock - High                            $16.50    $17.41    $17.21    $19.28      $19.28
                     - Low                             $10.75    $12.60    $14.49    $15.10      $10.75
Dividends per common share                                  -         -    $0.064         -      $0.064
--------------------------------------------------------------------------------------------------------

(1)  Revenues  for  2002  reflect  losses related to securitized mortgages of approximately $9,700,000,
$10,000,000, $10,800,000, and $9,700,000 for the quarters ending September 30, 2001, December 31, 2001,
March  31,  2002,  and  June  30,  2002,  respectively.

NOTE  18  -  SUBSEQUENT  EVENTS

On April 1, 2003, the Company entered into an agreement and plan of merger with Berkshire Hathaway and its subsidiary pursuant to which the Company would be acquired by Berkshire Hathaway at a price of $12.50 per share, payable in cash. The agreement and plan of merger and the stockholders agreement relating to the merger of a subsidiary of Berkshire Hathaway with and into the Company were filed with the Securities and Exchange Commission (SEC) on April 2, 2003 as exhibits to Form 8-K. On April 18, 2003, the preliminary proxy statement was filed with the SEC, and the definitive proxy statement was filed on June 12, 2003.

At a special meeting of stockholders held on July 30, 2003 for purposes of voting on the proposed merger, a majority of the shares outstanding, 52.4%, voted in favor of the proposed merger. On August 7, 2003, the merger became effective with the filing of the certificate of merger with the Secretary of State of Delaware.

As of the date of this filing, the Company has incurred approximately $9.2 million of merger related expenses. In addition, on August 15, 2003, the Company paid approximately $19.1 million to purchase for cancellation those options to purchase common stock of the Company from all eligible option holders as described in Form SC-TO-I/A, Schedule to Tender Offer Statement, filed with the SEC on June 16, 2003. As a result of the purchase on that date, those options available to eligible option holders were cancelled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable during the Company's fiscal year ended June 30, 2003, and through the date of this report.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

DIRECTORS  OF  THE  COMPANY
On August 7, 2003, the Company filed a certificate of merger with the Secretary of State of Delaware to make effective its merger with a wholly-owned subsidiary of Berkshire Hathaway. In addition, on August 7, 2003, The New York Stock Exchange (the "NYSE") suspended trading of Company stock, and subsequently delisted the Company stock on October 8, 2003. Prior to the merger on August 7, 2003, the Board of Directors consisted of:


NAME                     AGE       POSITION/ BIOGRAPHY
James L. Clayton         69        Director since 1967: Founder and Chairman of the Board of Clayton
                                   Homes, Inc; Chief Legal Officer of Clayton Homes, Inc.; Retired as Chief
                                   Executive Officer of Clayton Homes; Inc. in 1999; and Member of the
                                   Boards of: Dollar General Corporation and, Branch Banking & Trust Co.
                                   of North Carolina.

B. Joe Clayton           67        Director since 1967: Chief Executive Officer of Clayton Automotive
                                   Group since its inception in 1961; Member of the Regional Board of
                                   First Tennessee Bank.

Kevin T. Clayton (1)     40        Director since 1998. See Executive Officers of the Company for biography.

Dan W. Evins             67        Director since 1991, member of audit committee: Co-founder and
                                   Chairman of the Board of CBRL Group, since its inception in 1970.

Wilma H. Jordan          55        Director since 1994, chairperson of compensation committee, member of audit committee:  Co-founder and Chief Executive Officer, Jordan
                                   Edmiston Group, Inc. since its inception in 1988; Member of the Board of LIN TV Corp.

Thomas N. McAdams        50        Director since 1997, member of the compensation committee:
                                   Partner, Bernstein, Stair & McAdams LLP since 1982; Member of the
                                   Board of RaffertyInc.

C. Warren Neel           66        Director since 1993, chairperson of audit committee, member of compensation committee: Executive Director, Corporate Governance
                                   Center, The University of Tennessee, since 2003, Commissioner,
                                   Finance and Administration, State of Tennessee 2000-2003; Dean of
                                   the College of Business Administration of the University of Tennessee
                                   from 1977 to 2000; Member of the Boards of: SakInc.,
                                   and American Healthways, Inc.

Steven Davis             52        Director since 2003, member of the audit committee: General Partner of
                                   M&D Pacific, Member of Board of Advisors, Arlen Capital since 1998,
                                   Member of the Board of Chateau Communities, Inc., 1993 to 2002,
                                   CFO and Executive Vice President of ROC 1993 to 1996.


(1)  Son  of  James  L.  Clayton  and  nephew  of  B.  Joe  Clayton

In connection with the merger, all directors with the exception of Kevin T. Clayton have resigned from the Board of Directors of the Company.

Executive  Officers  of  the  Company


NAME                 AGE     POSITION
Kevin T. Clayton      40     Chief Executive Officer and President (a)

David M. Booth        51     Executive Vice President and President, Retail (b)

Richard D. Strachan   62     Executive Vice President and President, Manufacturing (c)

John J. Kalec         53     Executive Vice President and Chief Financial Officer (d)

Allen Morgan          56     Vice President and General Manager, Communities (e)

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

ITEM  11.  EXECUTIVE  COMPENSATION.

                                 COMPENSATION OF MANAGEMENT

                                     ANNUAL COMPENSATION          LONG-TERM COMPENSATION AWARDS
---------------------------------------------------------------------------------------------------
                             FISCAL                                OPTIONS         OTHER ANNUAL
NAME AND POSITION             YEAR      SALARY        BONUS     (# OF SHARES) (1)  COMPENSATION (2)
---------------------------------------------------------------------------------------------------
Kevin T. Clayton              2003     $330,000     $  954,000        60,000           $ 8,764
  Chief Executive Officer     2002     $330,000     $1,670,000        60,000           $13,121
  and President               2001     $300,000     $  325,000        50,000           $ 8,399
---------------------------------------------------------------------------------------------------
David M. Booth                2003     $300,000     $  868,000        60,000           $ 8,774
  Executive Vice President    2002     $300,000     $1,518,000        60,000           $13,253
  President, Retail           2001     $275,000     $  325,000        50,000           $ 8,424
------------------------------------------------------------------ ---------------------------------
Richard D. Strachan           2003     $300,000     $  868,000        60,000           $ 8,775
  Executive Vice President    2002     $300,000     $1,518,000        60,000           $13,163
  President, Manufacturing    2001     $275,000     $  325,000        50,000           $ 8,364
---------------------------------------------------------------------------------------------------
John J. Kalec                 2003     $185,000     $  180,000        40,000           $ 9,371
  Executive Vice President,   2002     $156,500     $  180,000        80,000           $10,697
  Chief Financial Officer     2001          ---            ---           ---               ---
---------------------------------------------------------------------------------------------------
Allen Morgan                  2003     $159,000     $  123,000         20,000          $ 9,610
  Vice President and General  2002     $158,000     $  194,000         40,000          $11,497
  Manager, Communities        2001     $150,000     $   25,000         15,000          $ 6,921
---------------------------------------------------------------------------------------------------

1.  Represents  Company  contributions  and  reallocated forfeitures in the Company's 401(k)
plan,  health,  life  and  disability  insurance  premiums.


                        OPTION GRANTS IN LAST FISCAL YEAR

                        NUMBER OF
                       SECURITIES   PERCENT OF TOTAL
                       UNDERLYING  OPTIONS GRANTED TO     EXERCISE OR
                         OPTIONS       EMPLOYEES          BASE PRICE         EXPIRATION
NAME                     GRANTED    IN FISCAL YEAR        ($/ SHARE)            DATE
-----------------------------------------------------------------------------------------
Kevin T. Clayton          60,000         6.23%              $11.19            10/31/2012
David M. Booth            60,000         6.23%              $11.19            10/31/2012
Richard D. Strachan       60,000         6.23%              $11.19            10/31/2012
John Kalec                40,000         4.15%              $11.19            10/31/2012
Allen Morgan              20,000         2.08%              $11.19            10/31/2012
-----------------------------------------------------------------------------------------

* All such options were granted on October 30, 2002, but were subsequently cancelled on August 15, 2003 in connection with the Company's tender offer to purchase for cancellation all of the options held by eligible option holders as described in Form SC-TO-1/A, Schedule to Tender Offer Statement, filed with the SEC on June 16, 2003.

                 AGGREGATED OPTION EXERCISES IN THE LAST FISCAL
                     YEAR AND FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                       SHARES                   UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
                     ACQUIRED ON    VALUE        OPTIONS AT FISCAL              AT FISCAL YEAR END (1)
                      EXERCISE     REALIZED           YEAR END
NAME                     (#)          ($)     EXERCISABLE   UNEXERCISABLE     EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------
Kevin T. Clayton         5,718     $28,958        265,679        235,500        $542,053        $247,175
David M. Booth          57,211     $38,197        296,194        235,500        $704,722        $247,175
Richard D. Strachan        ---         ---        110,438        265,500        $ 83,650        $343,075
John J. Kalec              ---         ---          6,000        114,000             ---        $ 54,400
Allen Morgan               ---         ---        28,000         74,500        $ 54,515         $ 77,035
------------------------------------------------------------------------------------------------------------

1. Market value of underlying securities at our fiscal year end of June 30, 2003, minus exercise price.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT +.

                  SECURITY OWNERSHIP OF DIRECTORS AND OFFICERS

NAME OF                               NUMBER OF SHARES         RIGHT TO       PERCENT
BENEFICIAL OWNER                    BENEFICIALLY OWNED (1)     ACQUIRE (2)   OF CLASS
---------------------------------------------------------------------------------------
James L. Clayton (3)                    37,718,282            208,302         27.8%
B. Joe Clayton                             139,284              9,404           *
Kevin T. Clayton (4)                       661,644            265,679           *
Dan W. Evins                                69,520              9,404           *
Wilma H. Jordan                             14,167             31,377           *
John J. Kalec                                5,251              6,000           *
Thomas N. McAdams                            3,481              8,450           *
C. Warren Neel                               4,587             39,920           *
Steven G. Davis                                  -                  -           *
David M. Booth                              66,240            296,194           *
Richard D. Strachan                          5,640            110,438           *
Allen Morgan                                 1,921             28,000           *
All Directors and Executive
Officers as a Group (12 persons)        36,690,017          1,051,728         29.1%
---------------------------------------------------------------------------------------

+As of fiscal year end, June 30, 2003.
*Less  than  1%
(1) These amounts include shares for which the named person has sole voting and investment power or shares such powers with his or her spouse. They also include shares credited to the named person's account under the 401(k) Plan, in the following amounts:
          -     James L. Clayton -                            13,568
          -     David Booth -                                  7,779
          -     Kevin T. Clayton -                             7,643
          -     Richard D. Strachan -                          4,127
          -     Allen Morgan -                                 1,796
          -     All  executive  officers  as  a  group  (6)-  36,008
(2) These amounts reflect shares that could be purchased on exercise of stock options as of August 6, 2003 under stock incentive plans.

(3) Includes 9,175,411 shares held by the Clayton Family Foundation, a non-profit corporation, of which James L. Clayton is director and president.
(4) Includes 400,923 shares held in trust in which Kevin T. Clayton is a trustee, but not a beneficiary; includes 6,100 shares held in trust of which Kevin T. Clayton is a trustee and beneficiary; does not include 9,175,411 shares held by the Clayton Family Foundation of which Kevin T. Clayton is a director.


                               PRINCIPAL STOCKHOLDERS +

NAME AND ADDRESS OF                         AMOUNT OF
BENEFICIAL OWNER                      BENEFICIAL OWNERSHIP   PERCENT OF CLASS
------------------------------------  ---------------------  -----------------
Berkshire Hathaway, Inc.                136,269,337              100.0%
  1440 Kiewit Plaza
  Omaha, NE  68131

+ As of the effective date of the above described merger of the Company and the Berkshire Hathaway subsidiary on August 7, 2003.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
Incorporated  by  reference  to  Item  8, Note 16, "Related Party Transactions".

                                     PART IV

ITEM  14.  CONTROLS  AND  PROCEDURES

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

ITEM  15.  PRINCIPAL  ACCOUNTANTS  FEES  AND  SERVICES

PricewaterhouseCoopers, LLC (PwC) serves as the Company's principal accountant. PwC's fees paid relating to the fiscal year 2003 audit, including reviews of financial statements included in Forms 10-Q, totaled $300,000. There were no fees incurred related to financial information systems design and implementation. All other fees of PwC, principally securitization, tax planning and other services, totaled $127,348. The Company's Audit Committee determined that PwC's provision for services of all non-audit fees in 2003 was compatible with maintaining PwC's independence.

ITEM  16.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

(a)     1.  Financial  Statements

The following consolidated financial statements, as well as the Report of Independent Accountants, are included in Part II Item 8 of this report:

                                                                PAGE
                                                                ----

     Report of Independent Accountants                            27

     Consolidated Balance Sheets - June 30, 2003, and 2002        28

     Consolidated Statements of Income - years ended
       June 30, 2003, 2002 and 2001.                              29

     Consolidated Statements of Shareholders' Equity - years
       ended June  30,  2003,  2002  and  2001                    30

     Consolidated Statements of Cash Flows - years ended
       June 30, 2003, 2002 and 2001                               31

     Notes to the Consolidated Financial Statements              32-49

        3.  Exhibits:

            3.  (a)  Restated  charter  as  amended.  (D)

                (b)  Bylaws.  (D)

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

               *(b)  Clayton Homes, Inc. 1997 Employees Stock Incentive
                     Plan.  (C)

               *(c)  1996 Outside Directors Equity Plan.  (B)

           21. List of Subsidiaries of the Registrant (filed herewith).

           23. Consent of independent auditors (filed herewith).

           31. Certifications required by 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

           32. Certifications required by 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
________________________________________________________________


(A) Filed as Exhibits to Registration Statement on Form S-1 (SEC File No. 2-83705) and incorporated by reference thereto.

(B) Filed with Registration Statement on Form S-8 (SEC File No. 333-83543) and incorporated by reference thereto.

(C) Filed with the Company's Proxy Statement for the Annual Meeting of Shareholders held November 12, 1997, and incorporated by reference thereto.

(D) Filed in electronic format only. The Company will provide copies of the exhibits to any eligible shareholder who requests them. Request of copies should be mailed to Clayton Homes, Inc., Attn. Investor Relations, P.O. Box 15169, Knoxville, TN 37901.

(E) Filed with the Company's Form 10K for the fiscal year ended June 30, 1998, and incorporated by reference thereto.

*   Management  and  Director's  Compensation  plans.

________________________________________________________________

(b)     Reports  on  Form  8-K:

(i) Clayton Homes, Inc., Berkshire Hathaway Inc., B Merger Sub Inc., Agreement and Plan of Merger, dated as of April 1, 2003. Filed with the Commission on April 2, 2003.
(ii) Clayton Homes, Inc., press release reporting the earnings for the quarter ended March 31, 2003, dated April 16, 2003. Filed with the Commission on April 17, 2003.
(iii) Clayton Homes, Inc., press release reporting preliminary operating results for the month of April 2003. Filed with the Commission on May 9, 2003.
(iv) Clayton Homes, Inc. Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed with the Commission on May 13, 2003.
(v) Clayton Homes, Inc, press release reporting preliminary operating results for the month of May 2003. Filed with the Commission on June 9, 2003.
(vi) Clayton Homes, Inc., press release announcing the date of the special shareholders' meeting, dated June 10, 2003. Filed with the Commission on June 11, 2003.
(vii) Clayton Homes, Inc., notice to Directors and Officers with respect to a blackout period, dated June 12, 2003. Filed with the Commission June 12, 2003.
(viii) Clayton Homes, Inc., press release regarding decision by Delaware Chancery Court, dated June 27, 2003. Filed with the Commission on June 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Alcoa, State of Tennessee, on October 14, 2003.

                                 CLAYTON  HOMES,  INC.

                                 By:     /s/  Kevin  T.  Clayton
                                         -----------------------
                                         Kevin T. Clayton
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.



/s/ Kevin T. Clayton                          October 14, 2003          Chief Executive Officer, President
-------------------------------------                                   and President, Financial Services
Kevin T. Clayton                                                        (Principal Executive Officer)


/s/ John J. Kalec                             October 14, 2003          Executive Vice President and
-------------------------------------                                   Chief Financial Officer
John J. Kalec                                                           (Principal Financial Officer &
                                                                        Principal Accounting Officer)
